Form 10KSB
period 2002-12-31
ALTUS EXPLORATIONS INC
filed 2003-04-04
CIK 1165639

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-81512

ALTUS EXPLORATIONSS INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0361119 (Employer Identification No.)

1030 West Georgia Street
Suite 1208
Vancouver, British Columbia
Canada V6E 2Y3
(Address of principal executive offices, including zip code.)

(604) 662-7900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. December 31, 2002 $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of December 31, 2002: N/A.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2002: 5,629,800 common shares outstanding

Transitional Small Business Issuer Format
YES [ ] NO [ x ]

SAFE HARBOR STATEMENT

This annual report on Form 10-KSB includes forward-looking statements. All statements, other than statements of historical fact made in this Annual Report on Form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Altus Explorationss Inc. The Company's actual results may differ significantly from management's expectations.

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

ALTUS EXPLORATIONSS INC.
INDEX TO FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

We were incorporated in the State of Nevada on November 2, 2001. We acquired one exploration property (consisting of eight mineral claims) in August 2001 for purposes of exploration. However, based on our preliminary research regarding the exploration potential of the property we decided not proceed with its exploration and we abandoned the property. We acquired another property in December of 2002 (which consists of nine mineral claims) which we intend to explore if we are able to raise sufficient financing. We also intended to acquire more exploration properties when we are in a position to do so. We maintain our statutory registered agent's office at 880 - 50 West Liberty Street, Nevada, 89501 and our business office is located at #1208 - 1030 West Georgia Street, Vancouver, British Columbia, Canada V6E 2Y3. Our telephone number is (604) 662-7900. Our offices are subleased from Alpha Beta Developments Inc. on a month to month basis and our monthly rental is $500.

Background

In August 2001, Andrew Stewart our Secretary and a member of the board of directors acquired one mineral property containing eight mining claims in British Columbia, Canada by the staking of the same. However, based on preliminary research regarding the exploration potential of the property we decided not proceed with its exploration and we abandoned the property. We acquired another property in December of 2002 (which consists of nine mineral claims) which we intend to explore if we are able to raise sufficient financing. We also intended to acquire more exploration properties when we are in a position to do so. This second property was acquired from Mr. Blake Becher, who is a qualified free miner in the Province of British Columbia. A free miner is an individual licensed to stake claims in British Columbia. To obtain his license as a free miner, Mr. Becher wrote an examination at the British Columbia Gold Commissioner on the rules and regulations applicable to the selection and staking of mineral claims in the Province. The claims were recorded in Mr. Becher's name to a avoid paying additional fees, however, title to the claims was conveyed to us by an unrecorded deed. An unrecorded deed is one that title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Becher transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Becher will be liable to us for monetary damages for breach of his warranty of title and for breach of his fiduciary duties to us as director. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500.00 and file other documents since we are a foreign corporation in Canada. We will also be required to form a British Columbia corporation that contains a board of directors, a majority of which will have to be British Columbia residents. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

The names, Tenure numbers, date of recording and expiration date of our nine claims are as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date	Acres
Altus 1	398933	December 13, 2002	December 13, 2003	62.5
Altus 2	398934	December 13, 2002	December 13, 2003	62.5
Altus 3	398935	December 13, 2002	December 13, 2003	62.5
Altus 4	398936	December 13, 2002	December 13, 2003	62.5
Altus 5	398937	December 13, 2002	December 13, 2003	62.5
Altus 6	398938	December 13, 2002	December 13, 2003	62.5
Altus 7	398939	December 13, 2002	December 13, 2003	62.5
Altus 8	398940	December 13, 2002	December 13, 2003	62.5
Altus 9	398941	December 13, 2002	December 13, 2003	62.5

Our property consists of the above-described nine claims which total approximately 562.5 acres. The property was selected for acquisition due to its proximity to other properties with previous exploration work, because of the relative ease of access to the property and because the property is not located in an environmentally sensitive region. This information was determined by reviewing the British Columbia government website located at http://www.gov.bc.ca/em/. This website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia. The information can be viewed clicking on "Map Place," then (after downloading "Autodesk Mapguide") by clicking on "Available Maps" and then "Mineral Titles Map." You can then enter in one of our eight claim tenure numbers in the "Zoom Goto" search window to view the area of our property. This website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia.

To keep the claims in good standing, such that they do not expire on the dates indicated in the paragraph above, we must begin exploration on or before December 13, 2003 or pay $150.00 per claim to prevent the property from reverting to the Crown.

All Canadian lands and minerals that have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia. In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's property is one such acquisition. Accordingly, fee simple title to the Company's property resides with the Crown. The Company's claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

To date we have not performed any work on our property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We have not obtained any insurance in respect of the property.

We have to begin exploration on or before December 13, 2003 or pay $150.00 per claim to prevent the property from reverting to the Crown.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

The following information is provided in compliance with "Guide 7 of Industry Guides Under the Securities Act and the Exchange Act" for issuers engaged or to be engaged in significant mining operations.

Location and Access

(1) The property consists of nine mineral claims totaling approximately 562.5 acres. The property is located approximately 82 miles west of Nanaimo, British Columbia, Canada, approximately 10 miles north from the town of Ucluelet on Vancouver Island. The property is within the Alberni Mining Division.

Access to the property is from the west from Nanaimo on Highway 19 to the Parksville to turn-off, then westerly approximately 60 road miles on Highway 4 until it splits to Ucluelet and Tofino. Turning right towards Tofino and going North until to the Tranquil Creek Logging Road, then by the Logging Road for approximately 0.5 miles. The Tranquil Creek Logging Road is an all weather gravel logging road that leads to the property. An "all weather" road is a road built suitably for use in all typical weather conditions throughout the year. However, despite the fact that a road is made suitable for all such weather conditions, there are certain extreme inclement conditions which occur on the west coast of Vancouver Island which may render the road impassible (i.e. extreme snowfall).

Physiography

The property is situated within the coastal region of western Vancouver Island, British Columbia with elevations ranging from 100 feet at the southeast end of the claims to 200 feet at the northorth most area of the property.

(2) Pursuant to an agreement between us and Blake Becher, Mr. Becher has transferred to us nine mineral claims.

We hold title to the nine mineral claims by an unrecorded deed. The recorded owner of the nine mineral claims is Blake Becher. The nine mineral claims give us the right to all of the underlying minerals of the land on which the claims have been staked. We have to begin exploration on or before December 13, 2003 or pay $100.00 per claim to prevent the property from reverting to the Crown.

(3) To our knowledge, Mr. Becher staked the 562.5-acre property in southwestern British Columbia in December 2002 and there were no previous owners, operators, or operations on the property.

(4) To our knowledge, there are no existing workings on the property. The only work completed on the property is the initial staking of the mineral claims by Mr. Becher. Exploration has not commenced on the property. It is anticipated that we will generate our own power on the property from portable generators we transport to the property and power generated by the backhoe engine.

The slopes within the property are quite flat. Vegetation consists mainly of spruce, cedar, Douglas fir and hemlock trees, much of it mature second growth. The climate features warm summers and cold winters. The coastal region is fairly moist in the summer. Average yearly precipitation is 121 inches. The recommended field exploration season is from early March to late November, although the close proximity to access roads would allow for drilling or underground exploration on a year round basis.

 Property Geology

The main rock types occurring in the surrounding area are Upper Triassic andesites and andesitic breccia and tuffs of the Karmutsen Formation, Vancouver Group which are intruded by granodiorite of the Early to Middle Jurassic Island Intrusions and Tertiary dacitic dykes. The rocks are cut by northwest trending faults which typically show intense shearing and local sericitization, silicification and pyritization. Planar quartz veinlets trend northeast through andesitic breccias and flow near the contact with granitic intrusives. The veinlets dip steeply and vary from 0.1 to 10 centimetres thick. Veins comprise coarsely crystalline quartz, calcite and sulphides, which include pyrrhotite, pyrite, chalcopyrite, arsenopyrite, sphalerite and galena. The veins are locally silicified. (Assessment Reports 9606, 12767).

Gold is found in volcanic rocks, as well as quartz monzonite and quartz diorite. We have not determined if there is any gold on the property nor whether there is other mineralization of any economic significance. We will not be able to make such determination until completion of this offering (please see "Our Proposed Exploration Program").

The source of the above description of the rock formation and mineralization of the property was the Government of BC Ministry of Energy and Mines website at http://www.gov.bc.ca/em, and can be viewed by clicking on "Map Place", then (after downloading "Autodesk Mapguide") by clicking on "Available Maps" and then "Mineral Titles Map." You can then enter in one of our eight claim tenure numbers in the "Zoom Goto" search window, which appears by clicking on the "Zoom Goto" button located on the task bar, to view the area of our property. This "Zoom Goto" button is located seven icons from the right on the task bar. After clicking on the "Zoom Goto" button a search window will appear. Under "Category", select "Mineral Tenure Number" and enter one of our eight claim tenure numbers in the "Location" box. You must then zoom out by pressing the "Zoom Out" button several times, so that our entire claim site is shown on the screen. The "Zoom Out" button is located five icons from the right on the task bar. This website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia.

We have not obtained a geologist or mining engineer's report on the property.

Our Proposed Exploration Program

We must conduct exploration to determine what amount of valuable minerals, if any, exist on our properties and if any valuable minerals which are found can be economically extracted and profitably processed. Our exploration targets are any valuable minerals, and specifically we will look for gold, silver, copper and zinc, all of which have been found in exploration occurring within the regional area of our property.

Our exploration program is designed to economically explore and evaluate our properties. Any proceeds we raise in this offering will be applied to pay our offering expenses, then for exploration, and then for development, if our exploration indicates that development is warranted.

We do not claim to have any valuable minerals or reserves whatsoever at this time on any of our properties.

Subject to financing, we intend to implement an exploration program and intend to proceed in the following three phases all of which will be performed or supervised by Michael Twyman, one of our directors, and independent contractors hired by us. We may hire a professional geologist as an independent contractor to assist Mr. Twyman. We will not hire anyone to start exploration until we receive funds from this offering to start exploring for gold. We believe that the only equipment we will need to start exploration on the property will be a backhoe. We will lease the backhoe from and equipment rental or hire an independent contractor who owns a backhoe to the dig the trenches we refer to in this prospectus. We expect to have to pay $30,000 for a backhoe or $25.00 an hour for an independent contractor who owns his own backhoe.

The only equipment we will need is a backhoe to dig trenches. It is not possible to allocate specific dollar amounts to specific acts because we do not know what it will encounter during our trenching. As trenches are dug and we evaluate the results, we will determine if valuable mineralized material exists. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. If valuable mineralized material is found, we will then determined if it is profitable to extract the gold. If we determine that it is possible to extract the mineralized material, the exploration the property will cease and we will initiate the development stage of the property. The proceeds from the offering will not be used for development. We have not formulated a plan for development, and cannot and will not to so until valuable mineralized material is found.

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on our properties by reviewing information available at the offices of the British Columbia Gold Commissioner. This information is available online at http://www.gov.bc.ca/em. In particular, this information is obtained by clicking on "The Map Place" for geological information on all lands in British Columbia and by clicking on "MINFILE" which contains geological, location and economic information on over metallic, industrial mineral and coal mines, deposits and occurrences in B.C. We have not yet identified any geologists, mining engineers or others familiar with our prospect sites. However, we intend to look for geologists who have been involved in exploration work in areas surrounding our claims and, in particular, those who have been involved with exploration work in the surrounding area.

When the research is completed, our initial work will be augmented with geologic mapping and geochemical testing of our claims. The geologic mapping on the property will be done by taking soil samples throughout the property at approximately 200-300 foot intervals. On areas with no rock outcrops, we will do soil survey grids. We will also analyze surface outcrops of rock and the topography of the property to assist in the geologic mapping. We anticipate the costs of the geologic mapping during this Phase to be approximately $8,000.

We will also conduct geochemical testing during Phase 1. Rock samples will be taken from the property and taken to a lab where a determination of the elemental make up of the sample and the exact concentrations of gold, silver, copper and zinc will be made. We will then compare the relative concentrations of gold, silver, copper and zinc in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. We anticipate the cost of geochemical testing to be approximately $8,000 to $12,000.

When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential valuable minerals that are known to have occurred in the area. We will analyze trench samples at a lab in Vancouver, British Columbia. Rock chip samples will tested for traces of gold, silver, lead, copper, zinc, iron, and other valuable minerals; however our primary focus is the search for gold, silver, copper or zinc. A careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

Phase 1 will take about 3 months and cost up to $20,000.

Phase 2 involves an initial examination of the underground characteristics of any vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

More extensive trenching

More advanced geophysical work

Diamond drilling

Diamond drilling is an essential component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. We anticipate the approximate cost of the geophysical work to be approximately $5,000, and the approximate cost of drilling, if completed, to be $5,000 to $8,000.

Trenching identifies the continuity and extent of mineralization, if any, below the surface. If trenching reveals significant mineralization, we may conduct limited diamond drilling to further explore the deposit. We anticipate that we will rely primarily on more extensive trenching during Phase 2 to identify the extent of mineralization. We anticipate the cost of the trenching during Phase 2 to be approximately $8,000.

After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $20,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through extensive drift driving. Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals. The costs of underground work are variable and depend in large part on the type of rock encountered. If the rock is unstable and fractured, the cost of tunneling can increase greatly because the tunnel must be reinforced. If the rock is tombstone or granite the cost of tunneling is lower as reinforcement of the tunnel is not necessary. We do not intend to conduct extensive drift driving until Phase 3. We anticipate driving a drift of approximately 50 to 60 feet during Phase 3, at an approximate cost of $1,000 per foot, for a total cost of between $50,000 and $60,000. Phase 3 will take about 6 months and cost up to $90,000.

In order for us to initiate underground work during Phase 3, we will take into account several factors before we make the decision to go underground. We will consider the density of the underlying rock in deciding the extent of the drift driving to be undertaken. If the rock encountered is tombstone or granite we are more likely to proceed with more extensive drift driving as the cost of construction is lower than if the rock is unstable and/or fractured. The primary factor we will take into account in deciding whether to proceed with extensive drift driving will be the grade and consistency of the ore encountered. That is to say, our estimate of the amount of gold or other valuable mineral per ton in the underlying rock will determine the extent of our underground work.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

The three phases of exploration will be conducted by a qualified geologist with reasonable experience in exploration of gold and mineral properties. The exploration will be supervised by Michael Twyman, our President and Chief Executive Officer. Mr. Twyman will also be involved extensively in assisting with the geologic mapping and geochemical testing. See "Background of Officers and Directors".

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from out property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for

Locating claims

Posting claims

Working claims

Reporting work performed

We are also subject to the British Columbia Mineral Exploration Code (the "Code") that tells us how and where we can explore for valuable minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for valuable minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

Prospecting using hand-held tools

Geological and geochemical surveying

Airborne geophysical surveying

Hand-trenching without the use of explosives

The establishment of gridlines that do not require the felling of trees

Exploration activities that we intend on carrying out which are subject to the provisions of the Code are as follows:

Drilling, trenching and excavating using machinery

Disturbance of the ground by mechanical means

Blasting

Compliance with these rules and regulations will require us to meet the minimum annual work requirements. Also, prior to proceeding with any exploration work subject to the Code we must apply for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. The notice is submitted to the British Columbia Regional Office of the Mines Branch, Energy Division.

In order to explore for gold on our property we must submit the plan contained in this prospectus for review and pay a fee of $150.00. We believe that the plan as contained in this prospectus will be accepted and an exploration permit will be issued to us. The exploration permit is the only permit or license we will need to explore for gold on our property.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of exploration properties exploration properties. The goal of this Act is to protect the environment through a series of regulations affecting:

1. Health and Safety

2. Archaeological Sites

3. Exploration Access

We are responsible to provide a safe working environment, to not disrupt archaeological sites, and to conduct our activities to prevent unnecessary damage to the property.

We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employee will be Michael P. Twyman, one of our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Twyman and Stewart, who have not been compensated for their services. Messrs. Twyman and Stewart do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into any negotiations or contracts with any of them. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

Significant Related Events

On August 22, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. We raised a total of $62,980 in our offering by selling 629,800 shares of our common stock at an offering price of ten cents per share.

RISK FACTORS

1. Because title to our property is registered in the name of another person, if he transfers our property to someone other than us and that person registers the transfer, we will cease operations.

Title to our property is not registered in our name but is registered in the name of Mr. Blake Becher, a free miner and prospector in British Columbia. Mr. Becher conveyed title to the claims to us by an unrecorded deed, dated December 13, 2002 but the deed has not been recorded. This is because we must incorporate a Canadian subsidiary to hold the claims prior to recording the deed and pay fees associated with registration. If Mr. Becher grants another deed which is subsequently registered prior to our deed, the third person would obtain good title and we will have nothing. If that happens, we will be harmed in that we will not own any property and we will have to cease operations. However, in such a case, Mr. Becher would be liable to us for monetary damages for breach of the unrecorded deed transferring the claims to us. The extent of that liability would be for our out of pocket costs for expenditures on the property, if any, in addition to any lost opportunity costs if the property proved to be of value in the future. We intend to incorporate the required Canadian subsidiary and record the deed in the name of our subsidiary if gold is discovered on the property and it is economical to remove the gold.

2. We lack an operating history and have losses that we expect to continue into the future.

We were incorporated in November 2001 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $**. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

Our ability to locate a profitable mineral property;

Our ability to generate revenues; and

Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. We have no known ore reserves and we may not find any gold or if we find gold, production may not be profitable.

We have no known ore reserves. We have not identified any gold on the property and we may not ever find any gold. Even if we find that there is gold on our property, we may not be able to recover the gold. Even if we recover gold, we may not make a profit. If we cannot find gold or it is not economical to recover the gold, we will have to cease operations.

4. If we do not raise enough money for exploration, we will have to delay exploration or go out of business.

We are in the very early exploration stage and we need additional financing before we are able to start exploring for gold. We have not made any arrangements for financing and we may be unable to raise financing. If we are not able to raise any financing we will have to delay our exploration or go out of business.

5. Rain and snow may make the road leading to our property impassable. This will delay our proposed exploration operations that could prevent us from working.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassable. When roads are impassable, we are unable to work.

6. Because we are small and do not have much capital, we must limit our exploration and consequently may not find mineralized material. If we do not find mineralized material, we will cease operations.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, although our property may contain mineralized material. If we do not find mineralized material, we will cease operations. We require additional financing before we can undertake any explorations of our properties.

7. We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

8. We do not have enough money to complete our exploration and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We do not have enough money to commence or complete exploration of our property. Because we exploring raw undeveloped land, we do not know how much we will have to spend to find out if there is mineralized material on our property. It could cost as little as $10,000 and as much as $130,000 to find out. If it turns out that we are not able to raise enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

9. Because title to our property is in the name of Mr. Becher, a creditor of Mr. Becher could attach a lien on our property and have its sold. If this happens, the creditor or a third party could take title to our property and we will cease operations.

Because title to our property is in the name of Mr. Becher, a creditor of Mr. Becher could attach a lien on our property and have its sold. If that happens, the creditor or a third party buying the property at a judicial sale could take title to our property. If that happens, we will own no property and will cease operations.

RISKS ASSOCIATED WITH THIS OFFERING:

10. Because Messrs. Twyman and Stewart are risking a small amount of capital and property, while you on the other hand are risking up to $200,000, if we fail you will absorb most of our loss.

Messrs. Twyman and Stewart our only shareholders will receive a substantial benefit from your investment. They have deposited cash of $2,000 and owe us $3,000 as a subscription receivable. They will also provide small loans to fund the company's working capital until completion of this offering. You, on the other hand, will be providing all of the cash for our operations. As a result, if we cease operations for any reason, you will lose your investment while Messrs. Twyman and Stewart will lose only a very small amount, perhaps as little as $5,000.

11. Because there is no public trading market for our common stock, you may not be able to resell you stock.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

12. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers' duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

13. Because Messrs. Twyman and Stewart own more than 50% of our outstanding shares, they are able to decide who will be directors and you may not be able to elect any directors.

Messrs. Twyman and Stewart own 5,000,000 shares and control us. As a result, Messrs. Twyman and Stewart are able to elect all of our directors and control our operations.

14. Messrs. Twyman and Stewart's control prevents you from causing a change in the course of our operations.

Because Messrs. Twyman and Stewart control us, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

15. Our officers and directors will probably sell some of their shares if the market price of the stock goes above $0.10. This will cause the price of our common stock to fall, which will reduce the value of your investment.

A total of 5,000,000 shares of stock were issued to our two officers and directors. They paid an average price of $0.001. Subject to all applicable holding periods, they will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

ITEM 2. DESCRIPTION OF PROPERTIES.

We acquired one exploration property (consisting of eight mineral claims) in August 2001 for purposes of exploration. However, based on our preliminary research regarding the exploration potential of the property we decided not proceed with its exploration and we abandoned the property. We acquired another property from Blake Becher, a free miner and prospector in the Province of British Columbia, in December of 2002 (which consists of nine mineral claims) which we intend to explore if we are able to raise sufficient financing. We also intended to acquire more exploration properties when we are in a position to do so.

We maintain our statutory registered agent's office at Suite 880 - 50 West Liberty Street, Reno, Nevada, 89501 and our business address is located at #1208 - 1030 West Georgia Street, Vancouver, British Columbia, Canada V6E 2Y3. Our telephone number is (604) 662-7900. Our offices are subleased from Alpha Beta Developments Inc. on a month to month basis and our monthly rental is $500.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will be attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 5,629,800 shares of common stock outstanding as of December 31, 2002, 5,000,000 shares are owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At December 31, 2002, there were 50 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

Our company is engaged in exploration and acquisition of our mineral property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On August 22, 2002, our Form SB-2 registration statement was declared effective. We raised a total of $62,980 in the offering by selling 629,800 shares of our common stock at an offering price of $0.10 per share.

At December 31, 2002, we had working capital of $29,719 compared to working capital of $62,713 at December 31, 2001. This change is primarily the result of our acquisition of mining claims, payment of administrative expenses and increases in accounts payable and related party loans.

At December 31, 2002, our total assets of $34,970 consisted of cash. This compares favorably with our assets at December 31, 2001 of $1,986 in cash.

At December 31, 2002, our total liabilities increased to $5,251 from NIL at December 31, 2001, primarily reflecting accounts payable and related party loans.

We have not had revenues from inception. Although there is insufficient capital to fully acquire, explore and develop any property or interest, we expect to survive with funding from sales of our company's securities and, as necessary, or from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We believe we cannot satisfy our cash requirements in the future and we will have to raise additional cash immediately. We are currently considering potential means of raising financing.

We will not be conducting any product research or development.

We do not expect to purchase or sell any significant equipment.

Results of Operations

Our Company posted losses of $34,247 for the year ending December 31, 2002. The principal components of the loss were general and administrative expenditures, including our acquisition of nine mineral claims.

Operating expenses for the year ending December 31, 2002 were $34,247, up from the short year ending December 31, 2001 in which they were $2,014. This change is primarily as a result of our acquisition of nine mineral claims and the payment of general and administrative expenditures.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

Altus Explorations, Inc.

Vancouver BC, Canada

We have audited the accompanying balance sheet of Altus Explorations, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from November 2, 2001 (Inception) through December 31, 2001 and for the period from November 2, 2001 (Inception) through December 31, 2002. These financial statements are the responsibility of Altus's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altus Explorations, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and for the period from November 2, 2001 (Inception) through December 31, 2001 and for the period from November 2, 2001 (Inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PLLC

Houston, Texas

www.malone-bailey.com

March 29, 2003

ALTUS EXPLORATIONSS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2002

ASSETS

Current assets
Cash	$ 34,970

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 3,090
Accrued interest	160
Notes payable - shareholder	2,001
Total current liabilities	5,251

Commitments

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 5,629,800 shares issued and outstanding	5,630
Additional paid in capital	63,350
Less: Subscription receivable	(3,000)
Deficit accumulated during the development stage	(36,261)
Total Stockholders' Equity	29,719

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 34,970

See accompanying summary of accounting policies

and notes to financial statements.

ALTUS EXPLORATIONSS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

Year Ended December 31, 2002

and Period from November 2, 2001 (Inception) through December 31, 2001 and Period from November 2, 2001 (Inception) through December 31, 2002
	Year Ended December 31, 2002	Inception through December 31, 2001	Inception through December 31, 2002

General and administrative	$ 33,846	$ 2,014	$ 35,860

Interest expense	401	-	401

Net loss	$ (34,247)	$ (2,014)	$ (36,261)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,234,054	5,000,000

See accompanying summary of accounting policies

and notes to financial statements.

ALTUS EXPLORATIONSS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

Period From November 2, 2001 (Inception) through December 31, 2002

	Common Stock		Additional paid in capital	Deficit accumulated during the development stage	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock to founders for cash	5,000,000	$ 5,000	$ -	$ -	$ (3,000)	$ 2,000
Net loss	-	-	-	(2,014)	-	(2,014)
Balance, December 31, 2001	5,000,000	5,000	-	(2,014)	(3,000)	(14)
Issuance of common stock for cash	629,800	630	62,350	-	-	62,980
Expenses paid by Shareholder	-	-	1,000	-	-	1,000
Net loss	-	-	-	(34,247)	-	(34,247)
Balance, December 31, 2002	5,629,800	$ 5,630	$ 63,350	$ (36,261)	$ (3,000)	$ 29,719

See accompanying summary of accounting policies

and notes to financial statements.

ALTUS EXPLORATIONSS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

Year Ended December 31, 2002

and Period from November 2, 2001 (Inception) through December 31, 2001 and Period from November 2, 2001 (Inception) through December 31, 2002

	Year ended December 31,	Inception through December 31,	Inception through December 31,
	2002	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (34,247)	$ (2,014)	$ (36,261)

Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	1,000	-	1,000

Net change in:
Prepaid expenses	1,090	-	3,090
Accrued expenses	160	2,000	160

CASH FLOWS USED IN OPERATING ACTIVITIES	(31,997)	(14)	(32,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	62,980	2,000	64,980
Proceeds from notes payable shareholder	2,001	-	2,001

CASH FLOWS FROM FINANCING ACTIVITIES	64,981	2,000	66,981

NET INCREASE (DECREASE) IN CASH	32,984	1,986	34,970
Cash, beg. of period	1,986	-	-
Cash, end of period	$ 34,970	$ 1,986	$ 34,970

See accompanying summary of accounting policies

and notes to financial statements.

ALTUS EXPLORATIONSS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Altus was incorporated in Nevada on November 2, 2001, to engage in the acquisition and exploration of mining properties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Altus does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Altus' results of operations, financial position or cash flow.

 NOTE 2 - INCOME TAXES

Altus has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2002 a deferred tax asset has not been recorded due to Altus' lack of operations to provide income to use the net operating loss carryover of $36,000 that expires in years 2021 through 2022.

 NOTE 3 - NOTES PAYABLE - SHAREHOLDER

Altus has unsecured promissory notes of $1,000 and $1,001 with two shareholders. The notes bear interest at 8%. The promissory notes and interest are payable upon demand.

 NOTE 4 - COMMON STOCK

In September 2002, Altus sold 629,800 shares of its common stock at $.10 per share. Total net proceeds to Altus were $62,980.

At inception, Altus issued 5,000,000 shares of stock to its two founding shareholders for cash.

 NOTE 5 - RELATED PARTY TRANSACTIONS

In August 2001, an officer and member of the Board of Directors acquired one mineral property containing eight mining claims in British Columbia, Canada by the staking of the same. The claims are recorded in the officer's name, however, title of the property has been transferred to Altus. The title transfer has not been recorded by the British Columbia office of records. The officer's basis in the property was minimal, therefore no value has been assigned to the property by Altus.

In the last quarter of 2002, Altus abandoned its interest in the eight mining claims discussed above and acquired nine mineral claims from an individual. Altus intends to explore the nine mineral claims when and if they are in a financial position to do so.

NOTE 6 - COMMITMENTS

Altus leases its offices on a month to month basis for $500.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2002, included in this report have been audited by Malone & Bailey, PLLC, Independent Auditors, of Houston, Texas, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Positions
Michael P. Twyman 1176 Premier Street N. Vancouver, B.C. V7J 2H3	42	President and a member of the Board of Directors
Andrew Stewart 3301-1009 Expo Blvd. Vancouver, B.C. V6Z 2V9	31	Secretary, Treasurer and a member of the Board of Directors

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Michael Twyman has been our President and a member of our board of directors since inception. Mr. Twyman has devoted approximately 5% of his professional time to our business since inception and intends to continue to devote this amount of time in the future.

Mr. Twyman is a director of Consolidated Kaitone Holdings Ltd, an exploration company publicly traded on the CDNX.

Since 1993 Mr. Twyman has been the Vice President of the Casierra Diamond Corporation, a private exploration company in Vancouver, British Columbia.

From 1989 to 1993 Mr. Twyman was the Project Manager for Ainsworth Jenkins Holdings Inc., a private exploration company in Vancouver, British Columbia.

From 1984 to 1989 Mr. Twyman was a Consultant Geologiest based on Vancouver, British Columbia, performing contract work in Canada, Africa, Mexico.

In 1997 Mr. Twyman completed the Going Public/Continuous Disclosure Course in respect of the legal reporting obligations applicable to public companies, at Simon Fraser University.

In 1984 Mr. Twyman received his B.Sc. in Geology from the University of British Columbia. He is currently undertaking to complete his B.A. in Psychology at Simon Fraser University.

Mr. Twyman is a Fellow of the Geological Society of Canada.

Andrew Stewart has been our Secretary, Treasurer and a member of our board of directors since inception. Mr. Stewart has devoted approximately 5% of his professional time to our business since inception and intends to continue to devote this amount of time in the future.

Mr. Stewart is a practicing corporate finance lawyer in Canada where he specializes in corporate and securities law. Mr. Stewart is a Free Miner in the Province of British Columbia.

Since July 2001 Mr. Stewart has been the President and a director of Gusana Explorations Inc., an exploration stage mineral exploration company.

Since April 2001 Mr. Stewart has been the Secretary and a director of Geocom Resources Inc., a development stage oil and gas exploration company.

Since January 2001 Mr. Stewart has been the Secretary and director of Universco Broadband Networks Inc., a British Columbia company providing broadband wireless communications services.

From November 2000 to May 2001 Mr. Stewart practiced as a corporate and securities lawyer with Catalyst Corporate Finance Lawyers, in Vancouver, British Columbia.

From May 1999 to November 2000 Mr. Stewart practiced as a tax lawyer with Thorsteinssons, Tax Lawyers, where he assisted clients with a variety of corporate tax planning, compliance and litigation matters.

In 1998 Mr. Stewart obtained his Master of Laws from the University of Cambridge, England.

Since 1998 Mr. Stewart has been a member of the British Columbia Bar, the Canadian Bar Association and the British Columbia Bar Association.

In 1997 Mr. Stewart obtained his Bachelor of Laws from the University of Alberta (Silver Medal) with Distinction.

Between 1996 and 1998 Mr. Stewart worked at the Vancouver commercial litigation firm, Hordo, Ross & Bennett.

In 1994 Mr. Stewart obtained his Bachelor of Arts from the University of British Columbia.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

Messrs. Twyman and Stewart, our officers and directors, have received no compensation for their services as our officers. There are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Officers and Directors.

Messrs. Twyman and Stewart, our officers and directors, have received no compensation for their services as our officers. There are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2002, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address Beneficial Owner [1]	Number of Shares Before Offering	Number of Shares After Offering	Percentage of Ownership
Andrew Stewart 3301-1009 Expo Blvd. Vancouver, BC V6Z 2V9	2,500,000	2,500,000	44.41%
Michael Twyman 1009 Expo Blvdnue Vancouver, BC V6K 1B5	2,500,000	2,500,000	44.41%
All Officers and Directors as a Group (2 persons)	5,000,000	5,000,000	88.82%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 2, 2001, we issued a total of 5,000,000 shares of restricted common stock to Messrs. Twyman and Stewart, officers and directors of our company. This was accounted for as cash advances of $2,000 and a subscription receivable in the amount of $3,000.

We lease our office space from Alpha Beta Developments Ltd. on a month to month basis and our monthly rental is $500.

On August 22, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. We raised a total of $62,980 by selling a total of 629,800 common shares at a price of $0.10 per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

We have filed no Form 8-Ks since inception.

Exhibits

The following Exhibits are incorporated herein by reference to the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-81512 on ***. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 99.1	Articles of Incorporation. Bylaws. Specimen Stock Certificate. Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 31, 2003.

ALTUS EXPLORATIONSS, INC. (Registrant)
BY:	/s/ Michael Twyman Michael Twyman, President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Michael Twyman Michael Twyman	President, Principal Executive Officer and a member of the Board of Directors	03/31/2003
/s/ Andrew Stewart Andrew Stewart	Secretary, Treasurer, Principal Financial Officer and a member of the Board of Directors	03/31/2003

FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE AUGUST 31, 2002 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

Article 5 Registrants (Commercial and Industrial Companies)

<PERIOD-TYPE>	3-MOS
<FISCAL-YEAR-END>	DEC-31
<PERIOD-END>	DEC 31-2002
<CASH>	34,970
<SECURITIES>	0
<RECEIVABLES>	0
<ALLOWANCES>	0
<INVENTORY>	0
<CURRENT-ASSETS>	34,970
<PP&E>	0
<DEPRECIATION>	0
<TOTAL-ASSETS>	34,970
<CURRENT-LIABILITIES>	5,251
<BONDS>	0
<PREFERRED-MANDATORY>	0
<PREFERRED>	0
<COMMON>	5,629,800
<OTHER-SE>	0
<TOTAL-LIABILITY-AND-EQUITY>	34,970
<SALES>	0
<TOTAL-REVENUES>	0
<CGS>	0
<TOTAL-COSTS>	0
<OTHER-EXPENSES>	0
<LOSS-PROVISION>	0
<INTEREST-EXPENSE>	0
<INCOME-PRETAX>	(34,247)
<INCOME-TAX>	0
<INCOME-CONTINUING>	(34,247)
<DISCONTINUED>	0
<EXTRAORDINARY>	0
<CHANGES>	0
<NET-INCOME>	(34,247)
<EPS-PRIMARY>	(0.01)
<EPS-DILUTED>	(0.01)