Form 10KSB/A
period 2002-12-31
ALTUS EXPLORATIONS INC
filed 2003-04-29
CIK 1165639

10-KSB/A

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2003.

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