Form 10QSB
period 2003-03-31
ALTUS EXPLORATIONS INC
filed 2003-05-20
CIK 1165639

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended March 31, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003 there were 5,629,800 common shares outstanding.

ALTUS EXPLORATIONS, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of March 31, 2003 (unaudited)
Statements of Operations for the three month period ended March 31, 2003 and March 31, 2002, and for the Period from November 2, 2001 (Inception) through March 31, 2003 (unaudited)
Statements of Cash Flow for the three month period ended March 31, 2003 and March 31, 2002, and for the Period from November 2, 2001 (Inception) through March 31, 2003 (unaudited)
Notes to Financial Statements (unaudited)
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3 - Controls and Procedures
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Change in Securities and Use of Proceeds
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters of a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Other Reports on Form 8-K
CERTIFICATION

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

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

Item 1. Financial Statements - March 31, 2003

ALTUS EXPLORATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2003

(Unaudited)

ASSETS

Current assets
Cash	$ 9,932

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 3,319
Accrued interest	160
Notes payable - shareholder	2,001
Total current liabilities	5,480

Commitments

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 25,000,000 shares authorized, 5,629,800 shares issued and outstanding	5,630
Additional paid in capital	63,350
Less: Subscription receivable	(3,000)
Deficit accumulated during the development stage	(61,528)
Total Stockholders' Equity	4,452

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,932

See notes to interim condensed financial statements.

ALTUS EXPLORATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

and Period from November 2, 2001 (Inception) through March 31, 2003

(Unaudited)
	Three Months Ended March 31,		Inception through March 31,
	2003	2002	2003

General and administrative	$ 25,267	$ 175	$ 61,127

Interest expense	-	-	401

Net loss	$ (25,267)	$ (175)	$ (61,528)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,629,800	5,000,000

See notes to interim condensed financial statements.

ALTUS EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

and Period from November 2, 2001 (Inception) through March 31, 2003

(Unaudited)

	Three Months Ended March 31,		Inception through March, 31
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (25,267)	$ (175)	$ (61,528)

Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-	-	1,000

Net change in:
Accounts payable	229		3,319
Accrued expenses	-	(1,000)	160

CASH FLOWS USED IN OPERATING ACTIVITIES	(25,038)	(1,175)	(57,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	-	-	64,980
Proceeds from notes payable - shareholder	-	-	2,001

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	66,981

NET INCREASE (DECREASE) IN CASH	(25,038)	(1,175)	9,932
Cash, beginning of period	34,970	1,986	-
Cash, end of period	$ 9,932	$ 811	$ 9,932

See notes to interim condensed financial statements.

ALTUS EXPLORATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Altus Exploration, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2002 as reported in Form 10-KSB, have been omitted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH THE COMPANY'S MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT, AND WITH THE COMPANY'S FORM 10-KSB.

Financial Condition, Liquidity and Capital Resources

Since inception on November 2, 2001, our Company has been engaged in exploration and acquisition of mineral properties. Our Company's principal capital resources have been acquired through issuance of common stock.

At March 31, 2003, we had working capital of $4,452 compared to working capital of $29,719 at December 31, 2002.

At March 31, 2003, our Company's total assets of $9,932 consists of only cash. This compares with our Company's assets at December 31, 2002 of $34,970, which consisted of mainly cash.

At March 31, 2003, our Company's total liabilities were $5,480, compared to our liabilities of $5,251 as at December 31, 2002.

Our Company has not had revenues from inception. There is currently insufficient capital to explore and develop its mineral properties. Our Company intends to raise additional financing from sales of its securities and, as necessary, from shareholder loans.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of $25,267 for the three months ending March 31, 2003 and $61,528 since inception to March 31, 2003. The principal component of the loss was for general and administrative expenses.

Operating expenses for the three months ending March 31, 2003 were $25,267, compared to the three months ending March 31, 2002 which were $175.

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

None.

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

ALTUS EXPLORATIONS INC.

(Registrant)

By:___/s/ Michael P. Twyman______ President, Chief Executive Officer & Director
Date: May 19, 2003

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

We, Michael Twyman, Chief Executive Officer and Andrew Stewart, Chief Financial Officer of the Company certify that:

1) We have reviewed this quarterly report on Form 10-QSB of the Company;

2) Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: May 19, 2003

/s/ Michael Twyman /s/ Andrew Stewart

______________________ _______________________

Michael Twyman, Chief Executive Officer Andrew Stewart, Chief Financial Officer