Form 10QSB
period 2003-06-30
ALTUS EXPLORATIONS INC
filed 2003-08-13
CIK 1165639

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly report period ended June 30, 2003

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003 there were 5,629,800 common shares outstanding.

ALTUS EXPLORATIONS, INC.
INDEX

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Balance Sheet as of June 30, 2003 (unaudited)

Statements of Operations for the three month period ended June 30, 2003 and June 30, 2002, for the six month period ended June 30, 2003 and June 30, 2002 and for the period from November 2, 2001 (Inception) through June 30, 2003 (unaudited)

Statements of Cash Flow for the three month period ended June 30, 2003 and June 30, 2002, and for the Period from November 2, 2001 (Inception) through June 30, 2003 (unaudited)
Notes to Financial Statements (unaudited)
Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations
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

Item 1. Financial Statements - June 30, 2003

ALTUS EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

June 30, 2003

(Unaudited)

ASSETS

Current assets
Cash	$ 285

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 2,600
Total current liabilities	2,600

Commitments

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 5,629,800 shares issued and outstanding	5,630
Additional paid in capital	63,350
Deficit accumulated during the development stage	(71,295)
Total Stockholders' Deficit	(2,315)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 285

See notes to interim condensed financial statements.

ALTUS EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2002

and Period from November 2, 2001 (Inception) through June 30, 2003

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Inception through June 30,
	2003	2002	2003	2002	2003

General and administrative	$ 9,767	$ 483	$ 35,034	$ 658	$ 71,295

Net loss	$ (9,767)	$ (483)	$ (35,034)	$ (658)	$ (71,295)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,629,800	5,000,000	5,629,800	5,000,000

See notes to interim condensed financial statements.

ALTUS EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

and Period from November 2, 2001 (Inception) through June 30, 2003

(Unaudited)

	Three Months Ended June 30,		Inception through June 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (35,034)	$ (658)	$ (71,295)

Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-	1,000	1,000

Net change in:
Accounts payable	(490)	-	2,600
Accrued expenses	(160)	(2,000)	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(35,684)	(1,658)	(67,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	3,000	-	67,980
Payment on note payable - shareholder	(2,001)	-	(2,001)
Proceeds from note payable - shareholder	-	-	2,001

CASH FLOWS FROM FINANCING ACTIVITIES	999	-	67,980

NET INCREASE (DECREASE) IN CASH	(34,685)	(1,658)	285
Cash, beginning of period	34,970	1,972	-
Cash, end of period	$ 285	$ 328	$ 285

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

At June 30, 2003, we had a deficit of working capital of ($2,315) compared to working capital of $4,452 at March 31, 2003.

At June 30, 2003, our Company's total assets of $932 consists of only cash. This compares with our Company's assets at March 31, 2003 of $9,932, which consisted of only cash.

At June 30, 2003, our Company's total liabilities were $2,600, compared to our liabilities of $5,480 as at March 31, 2002.

Our Company has not had revenues from inception. There is currently insufficient capital to explore and develop its mineral properties. We were currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business plan. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors will be conducting an in-depth analysis of our business plan and related future opportunities for exploration companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

 Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

The Company posted losses of $9,767 for the three months ending June 30, 2003, losses of $35,034 for the three six months ended June 30, 2003, and losses of $71,295 since inception to June 30, 2003. The principal component of the loss was for general and administrative expenses.

Operating expenses for the three months ending March 31, 2003 were $9,767, compared to the three months ending June 30, 2002 which were $483.

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
Date: August 12, 2003

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

 Date: August 12, 2003

/s/ Michael Twyman /s/ Andrew Stewart

______________________ _______________________

Michael Twyman, Chief Executive Officer Andrew Stewart, Chief Financial Officer