Form 10QSB
period 2003-09-30
ALTUS EXPLORATIONS INC
filed 2003-11-14
CIK 1165639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-81512
ALTUS EXPLORATIONS INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 100 - 8900 Germantown Road, Olive Branch, Mississippi 38654
(Address of principal executive offices)
662.893.7376
(Issuer's telephone number)
1208 - 1030 West Georgia Street, Vancouver, British Columbia V6E 2Y3
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,079,800 common shares issued and outstanding as of November 7, 2003

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ALTUS EXPLORATION, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

September 30, 2003

(Unaudited)

ASSETS

Current assets
Cash	$1,439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$600
Note payable - shareholder	3,251
Total current liabilities	3,851

Commitments

STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 1,079,800 shares issued and outstanding	1,080
Additional paid in capital	67,900
Deficit accumulated during the development stage	(71,392)
Total Stockholders' Deficit	(2,412)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,439

ALTUS EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2003 and 2002
and Period from November 2, 2001 (Inception) through September 30, 2003
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,		Inception through September 30,
	2003	2002	2003	2002	2003

General and administrative	$97	$ 595	$35,131	$1,253	$71,392

Net loss	$(97)	$(595)	$(35,131)	$(1,253)	$(71,392)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,629,800	5,105,132	5,629,800	5,035,173

ALTUS EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002
and Period from November 2, 2001 (Inception) through September 30, 2003
(Unaudited)

	Nine Months Ended September 30,		Inception through September 30,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,131)	$(1,253)	$(71,392)

Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-	1,000	1,000

Net change in:
Accounts payable	(2,490)	-	600
Accrued expenses	(160)	(2,000)	-

CASH FLOWS USED IN OPERATING ACTIVITIES:	(37,781)	(2,253)	(69,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from the sale of common stock	3,000	62,980	67,980
Payment on note payable - shareholder	(2,001)	-	(2,001)
Proceeds from note payable - shareholder	3,251	-	5,252

CASH FLOWS FROM FINANCING ACTIVITIES	4,250	62,980	71,231

NET INCREASE (DECREASE) IN CASH	(33,531)	1,986	1,439
Cash, beginning of period	34,970	1,972	-
Cash, end of period	$1,439	$62,713	$1,439

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

NOTE 2 - COMMON STOCK

On August 14, 2003, Altus' directors returned 4,550,000 in order to make the company more attractive for prospective financing or other transactions. The 4,550,000 common shares were cancelled. Our directors still hold an aggregate of 450,000 common shares, which now equals approximately 41.7% of our issued and outstanding shares.

NOTE 3 - SUBSEQUENT EVENT

On November 6, 2003, Altus closed a private placement resulting in gross proceeds of $1,000,000, of which $500,000 is paid and $500,000 will be paid early in 2004. Altus issued 125,000 units at a price of $8.00 per unit. Each unit consists of a share and a non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share in the capital of Altus at price of $12.00 per common share for a period of one year from the date of closing. The proceeds will be used for projects advancement, exploration and general working capital.

In October 2003, Altus acquired a 10% working interest in the T.E. Lane gas unit located in Freestone County, Texas from CodeAmerica Investments, L.L.C. ("CodeAmerica") for a for a price of $200,000. CodeAmerica is a company owned by our President, Milton Cox. The Lane No. 1 is a 15,400' gas well currently in final stages of completion within the Bossier formation. The Bossier wells in this area typically independently produce at 4 to 10 MMCFD with recoverable reserves of 2 to 6 BCF after stimulation. The acquisition of this initial 10% working interest provides us with the option to participate in up to three more wells within this unit. To participate in these wells, we will have to pay its proportionate share of costs associated with its 10% working interest. The T.E. Lane gas unit is subject to royalties of 28% of production.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", and "Altus" mean Altus Explorations Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

General

We were incorporated in the State of Nevada on November 2, 2001. In August 2001, we acquired one exploration property consisting of eight mineral claims for the purposes of exploration. However, based on our preliminary research regarding the exploration potential of the property we decided not proceed with its exploration and we abandoned the property. We acquired another property in December of 2002 located in the Alberni Mining Division, Province of British Columbia, Canada, which property consisted of nine mineral claims totalling approximately 562.5 acres. In August 2003 we made the decision to focus our efforts on the oil and gas resource exploration and development sector.

Our Current Business

On August 14, 2003 we announced a restructuring, to make our company more attractive for prospective financing or other transactions, in which our directors returned an aggregate of 4,550,000 common shares to treasury for cancellation. Our directors still hold an aggregate of 450,000 common shares, which now equals approximately 41.7% of our issued and outstanding shares.

On October 23, 2003 we announced that we entered a letter of intent with Orbit Energy, LLC, a Texas-based exploration company, to develop a portion of approximately 34 prospect areas within the Cherokee basin of Southeast Kansas and Northeastern Oklahoma. Leasing and permitting is currently underway on three prospect areas. We are paying a total of $75,000 to Orbit, which amount includes $37,500 for the geological library and data on the prospect areas as well as $37,500 for our 50% share of acquisition costs for the leases to be acquired for the three initial prospects which total approximately 3,000 acres. The entire approximate 34 prospect areas consist of approximately 195,000 contiguous acres. Orbit will be the operator and has agreed to initiate operations to drill a test well on the first of three prospects by February 1, 2004. We will also pay our proportionate share of drilling costs. In addition to Orbit's stated intention of testing the Cherokee coalbed methane coals, which are endemic and prospective throughout the area, Orbit also intends to test deeper formations such as the Mississippian, Arbuckle, and Cattleman Sands at depth range from approximately 1,000 to 3,500 feet. We will maintain a 50% working interest in the prospect area.

We also signed a letter of intent with B.B.I. Inc./Escopeta Oil Company, L.L.C. to acquire a 100% working interest in the mineral leases for the 17,122-acre Alexander Creek Prospects located onshore within the upper Cook-inlet Basin, Alaska, which lie along the western margin of the Sustina River drainage. This property is just southeast of the Castle Mountain Fault. It is located six to 10 miles north of the Stump Lake gas field, and 6 to 9 miles east of the Lewis River gas field, both of which have established prolific gas production. We are paying approximately $1.3 million to acquire the interest and must pay the entire purchase price prior to commencement of drilling. Our intention is to drill the initial test well to a minimum of 10,000 feet, to test the Sterling, Beluga and Tyonek formations, scheduled to be drilled in January, 2005. Management's preliminary reviews of geological and geophysical studies indicate a reasonable possibility of commercial quantities of recoverable gas reserves for this prospect. The purchase will be conditional on due diligence, agreed upon sale documentation and financing.

Further, we acquired a 10% working interest in the T.E. Lane gas unit located in Freestone County, Texas, from CodeAmerica Investments, L.L.C. ("CodeAmerica") for a price of $200,000. CodeAmerica is a company owned by our President, Milton Cox. The Lane No. 1 is a 15,400-foot gas well currently in final stages of completion within the Bossier formation. The Bossier wells in this area typically independently produce at 4 to 10 MMCFD with recoverable reserves of 2 to 6 BCF after stimulation. The acquisition of this initial 10% working interest provides us with the option to participate in up to three more wells within this unit. To participate in these wells, we will have to pay our proportionate share of costs associated with our 10% working interest.

As of October 15, 2003, our principal executive office address changed to Suite 100, 8900 Germantown Road, Olive Branch, Mississippi 38654. Our telephone number changed to 662-893-7376 and our fax number changed to 662-893-7883.

Plan of Operations

Cash Requirements

For the next 12 months we plan to expend a total of approximately $2,375,000 in respect of our oil and gas interests, as well as our mineral properties. In particular, we plan to expend the following amounts in respect the 34 prospect areas within the Cherokee basin of Southeast Kansas and Northeastern Oklahoma:

  $75,000.00 for geological library and data on the prospect area and for our 50% share of acquisition costs for the leases to be acquired for the initial three prospects
  In January to February 2004, we intend to expend $450,000 to drill and complete three test wells (cost of $150,000 each) - our proportional costs for the three wells is $337,500.
  In March or April 2004, subject to test wells being successful, we will expend funds on projected development, as follows: 2 wells per month at a cost of $60,000 each which is $120,000.00 per month starting in March or April 2004 - thus, approximately $1,000,000.00 required for balance 2004.

We plan to expend the following amounts in respect of the Alexander Creek Prospects in Alaska:

  In April to September 2004 we intend to expend $125,000 on geological, engineering, and permitting.
  In January, 2005 we must expend $1,134,150.00 which is the balance due on lease payments.
  In February2005 we will our portion (estimated at 33%) of the approval for expenditure on the property of approximately $5,000,000.

If we decide to participate in the drilling of another well in the T.E. Lane gas unit in Freestone County, Texas (for which we own a 10% working interest) our costs would be approximately $220,000.

In respect of our mineral properties located in British Columbia, we plan to expend approximately $25,000 to conduct an initial work program consisting of geochemical surveys (soil sampling, as well as heavy mineral sampling of the creeks), together with prospecting, and geological mapping.

We estimate that we will expend approximately $215,000 on general and administrative expenses over the next 12 months and working capital of approximately $240,000.

Based on our current plan of operations, we have sufficient funds for the next 6 months, after which time we will require additional funds to continue our exploration operations. In the event that we are unable to raise additional financing in the next 6 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

On August 14, 2003, as part of our restructuring plan to make our company more attractive for prospective financing or other transactions, our directors returned an aggregate of 4,550,000 common shares to treasury for cancellation. Our directors still hold an aggregate of 450,000 shares of common stock, which equals approximately 41.7% of our issued and outstanding.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our mineral properties, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$215,000

Operations
Southeast Kansas and Northeastern Oklahoma Prospects	$1,500,000
Alexander Creek Prospects, Alaska	$175,000
T.E. Lane gas unit in Freestone County, Texas	$220,000
Altus Mineral Claims, British Columbia	$25,000
$1,945,000

Working Capital	$240,000
Total	$2,375,000

Financial Condition, Liquidity and Capital Resources

Since inception on November 2, 2001, we have been engaged in exploration and acquisition of mineral properties. Our principal capital resources have been acquired through the issuance of common stock.

At September 30, 2003, we had a deficit of working capital of $2,412 compared to working capital of $62,713 at September 30, 2002 and working capital of $29,719 at December 31, 2002.

At September 30, 2003, our total assets of $1,439 consists of only cash. This compares with our assets at September 30, 2002 of $62,713, which consisted of only cash and our assets of $34,970 at December 31, 2002 which consisted of cash.

At September 30, 2003, our total liabilities were $3,851, compared to our liabilities of $NIL as at September 30, 2002 and our liabilities of $5,251 as at December 31, 2002.

We have had no revenues from inception. There is currently insufficient capital to explore and develop our mineral properties. We are currently trying to obtain additional financing in the form of a private placement or shareholder loans to obtain the capital necessary to survive and implement our business plan. However, to date we have been unsuccessful obtaining such financing and we may be unable to fully implement our business plan as a result of this. Our directors will be conducting an in-depth analysis of our business plan and related future opportunities for exploration companies. To better protect stockholder interests and provide future appreciation, we may concurrently pursue other opportunities or initiatives as an extension to our existing business.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

Results of Operations.

We posted losses of $35,131 for the nine months ending September 30, 2003, losses of $1,253 for the nine months ended September 30, 2002, and losses of $71,392 since inception to September 30, 2003. The principal component of the loss was for general and administrative expenses.

Operating expenses for the nine months ending September 30, 2003 were $35,131 compared to the nine months ending September 30, 2002 that were $1,253.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our recently acquired oil and gas interests, as well as the exploration and development of our mineral properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending September 30, 2004.

Employees

Currently there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Going Concern

We have historically incurred losses, and through September 30, 2003 have incurred losses of $71,392 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

We intend to raise additional working capital through private placements, public offerings and/or bank financing. As of September 24, 2003, we were in discussions with several investors, however no definitive agreements have been reached.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RISK FACTORS

We do not own any resource properties. We own 9 mineral claims and have only entered into two letters of intent and acquired a 10% working interest in certain oil and gas leases.

We do not own any resource properties. We own nine mineral claims in British Columbia. Title to our property is not registered in our name but is registered in the name of Mr. Blake Becher, a free miner and prospector in British Columbia who conveyed title to the claims to us by an unrecorded deed, dated December 13, 2002. We have also entered into two letters of intent in respect of certain oil and gas leases. These letters of intent may not become formal agreements unless we can finalize the terms with all parties. Even if the letters of intent are finalized into formal agreements, we will have to pay costs associated with those agreements and we may have insufficient funds. We have a working interest in the T.E. Lane gas unit located in Freestone County, Texas. Unless we are able to pay our proportionate share of costs associated with our 10% working interest we will lose our interest.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $71,392. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

Our ability to locate a profitable resource property;

Our ability to generate revenues; and

Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with exploration of our mineral properties. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

If we do not raise enough money for exploration, we will have to delay exploration or go out of business.

We are in the very early exploration stage and we need additional financing before we are able to continue our exploration efforts. We have not made any arrangements for financing and we may be unable to raise financing. If we are not able to raise any financing we will have to delay our exploration or go out of business.

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

We do not have enough money to complete the explorations proposed in properties and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We do not have enough money to commence first stages of the exploration of our projects. We will require additional funding to complete subsequent phases of exploration. Because we are conducting exploration on undeveloped projects, we do not know how much we will have to spend to find out if there is oil and gas on our property. It could cost as little as $1,000,000 and as much as $10,000,000 to find out. If it turns out that we are not able to raise enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cannot raise it, we will have to suspend or cease operations.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers' duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Our officers and directors own a total of 450,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors own a total of 450,000 shares of stock, which is 41.7% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out in evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer. Based upon that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2.  Changes in Securities.

On August 14, 2003 we announced that, as part of our restructuring to make our company more attractive for prospective financing or other transactions, our directors returned an aggregate of 4,550,000 common shares to treasury for cancellation. Our directors still hold an aggregate of 450,000 common shares, which now equals approximately 41.7% of our issued and outstanding shares.

On November 6, 2003 we announced that we closed a private placement resulting in gross proceeds of $1,000,000, of which $500,000 is paid and $500,000 will be paid early in 2004. We issued 125,000 units at a price of $8.00 per unit. Each unit consists of a share and a non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share in our company at price of $12.00 per common share for a period of one year from the date of closing. The proceeds will be used for projects advancement, exploration and general working capital.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

(3) Articles of Incorporation and By-laws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

3.2 By-laws (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

(4) Instruments Defining the Rights of Holders, including Indentures

4.1 Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

(10) Material Contracts

10.1 Harrison 1 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.2 Harrison 2 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.3 Harrison 3 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.4 Harrison 4 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.5 Harrison 5 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.6 Harrison 6 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.7 Harrison 7 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.8 Harrison 8 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.9 Warranty Deed dated November 27, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

(31) Section 302 Certifications

31.1 Section 302 Certification.

(32) Section 906 Certifications

32.1 Section 906 Certification.

(99) Additional Exhibits

99.1 Subscription Agreement (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

Reports on Form 8-K

On August 14, 2003, we filed a report on Form 8-K announcing the return of 4,550,000 common shares to treasury for cancellation by our directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTUS EXPLORATIONS INC.
Date: November 14, 2003	/s/ Milton Cox_________________________________
Milton Cox, President and CFO
(Principal Executive Officer)
Date: November 14, 2003	/s/ Andrew Stewart_______________________________
Andrew Stewart
(Principal Financial Officer
Date: November 14, 2003	/s/ Michael Twyman_________________________________
Michael Twyman
Director