Form 10KSB
period 2003-12-31
ALTUS EXPLORATIONS INC
filed 2004-04-13
CIK 1165639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  001-31444
ALTUS EXPLORATIONS INC.
(Name of small business issuer in its charter)
Nevada	98-361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 100 - 8900 Germantown Road Olive Branch, Mississippi	38654
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  662.893.7376

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

19,889,600 common shares @ $1.06(1) = $21,082,976
(1) Average of bid and ask closing prices on March 12, 2004.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

38,553,600 common shares issued and outstanding as of March 12, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things:

    Uncertainties inherent in the exploration, development and production of natural gas and oil, and in the estimation of technically and commercially recoverable reserves;
    Ability to raise sufficient capital and financing to fund our exploration, exploitation and development initiatives;
    Effects of competition, and the impact of gas and oil price fluctuations;
    Inability to generate sufficient cash flow and earnings to fund continuing operating working capital requirements;
    The availability (or lack thereof) of gas and oil prospects for exploration, exploitation and development;
    Impact of current and future federal, state or local governmental regulations including environmental compliance mandates;
    Success and effectiveness of our risk management activities; and
    General economic, market or business conditions.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Company" and "Altus" mean Altus Explorations, Inc., unless otherwise indicated.

Corporate History

We are an exploration stage resource company, and are primarily engaged in the exploration and development of the properties in which we have acquired interests.

We were incorporated in the State of Nevada on November 2, 2001. By resolution of our board of directors, we affected a forward split an 8:1 basis for all shareholders of record on October 29, 2003. Prior to the forward split, we had 1,204,800 shares issued and outstanding. After the forward split, we had 9,638,400 shares issued and outstanding. On November 6, 2003, we filed a Certificate of Amendment of Articles of Incorporation, increasing our authorized capital stock from 25,000,000 shares to 200,000,000 shares, and increasing the then issued and outstanding shares from 1,204,800 to 9,638,400.

On February 2, 2004, by resolution of our Board of Directors, we affected a forward stock split on a 4:1 basis for all shareholders of record on February 2, 2004. After the forward split, we had 38,553,600 shares issued and outstanding. On February 5, 2004, we filed Certificate of Amendment of Articles of Incorporation, increasing our authorized capital stock from 200,000,000 shares to 800,000,000 shares.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

As of October 15, 2003 the address of our principal executive office has changed to Suite 100 - 8900 Germantown Road, Olive Branch, Mississippi 38654. Our telephone number changed to 662.893.7376 and our fax number changed to 662.893.7883.

Our Current Business

We are an independent resource company primarily engaged in the exploration and development of natural gas and oil reserves in the United States lower 48 states and Alaska. Our current core area of attention is the exploration and development of the following prospect opportunities:

  Development and further exploitation of proved natural gas reserves in the northeastern portion of Texas in Freestone County;
  Exploration and prospect drilling in the Cherokee basin of Southeast Kansas and Northeastern Oklahoma; and
  Pursuant to an executed letter of intent, exploration drilling of approximately 17,000 acres onshore Alaska in the upper Cook-inlet Basin.

To effectuate and progress the above opportunities, we undertook a series of financial and organizational restructuring initiatives for the purpose of making us more attractive for prospective financing, and in order to enhance our energy industry depth, knowledge and expertise, together with our energy industry contacts.

We commenced the restructuring with our announcement on August 14, 2003 that the then incumbent directors would return an aggregate of 145,600,000 common shares to treasury for cancellation After the return of these shares, the existing incumbent directors then held an aggregate of 450,000 common shares, which equaled 41.7% of our then issued and outstanding shares.

In October 2003, we announced the appointment of Mr. Milton Cox to President and to the Board of Directors. On October 23, 2003 we announced three exploration and development projects that we had entered into or for which we had signed letters of intent to enter into. These exploration and development prospects are discussed in further detail under the applicable prospect sub-heading in this section.

Additionally and in connection with the organizational restructuring, we expanded our Board of Directors to include Mr. Bassam Nastat, Mr. Andy Kim and Mr. Don Sytsma, and our officers to include Mr. Steve Bajic, Secretary, and Mr. Don Sytsma, Chief Financial Officer and Treasurer. Collectively, these individuals bring many years of upstream and midstream operational and commercial energy industry experience and financing expertise to the Company.

In conjunction with our financial restructuring, the Board of Directors approved an 8:1 stock split for shareholders of record on October 29, 2003. On February 2, 2004 the Board of Directors approved a 4:1 stock split which increased our common shares outstanding to 38,553,600 shares. We are continuing our initiatives to secure sufficient financing to fund the continuing exploration and development of our existing oil and gas interests and to fund future opportunities as they arise.

Our current oil and gas initiatives include the exploration and development of the following prospect opportunities:

Freestone County, Texas

On October 22, 2003, we acquired a 10% non-operating working interest in the T.E. Lane gas unit located in Freestone County, Texas. This acquisition was from CodeAmerica Investments, LLC ("Code America") for a price of $200,000. CodeAmerica is a company owned by our President, Milton Cox. The T.E. Lane No. 1 is a 15,400' gas well completed in the Bossier formation. The Bossier wells in this area typically independently produce at 4 to 10 MMCFD with recoverable reserves of 2 to 6 BCF after stimulation. The well commenced production in mid January 2004 and is currently flowing at a rate of approximately 250 Mcf / day. Our consulting reservoir engineer estimates proved recoverable reserves for the T.E. Lane No. 1 well of approximately 1.3 Bcf.

This acquisition of the initial 10% working interest provides us with the option to participate proportionately in the drilling of additional wells within this unit. To participate in these wells, we will have to pay our proportionate share of costs associated with our 10% working interest. The T.E. Lane gas unit is subject to royalties of 28% of production.

We are in the process of securing funding to drill four 80-acre offset wells to the T.E. Lane No. 1 well in Freestone County, Texas. We anticipate the drilling and completion of the offset wells during the remainder of year 2004 and in the year 2005.

Southeast Kansas and Northeastern Oklahoma Prospects

In early November 2003, we entered into an agreement with Escopeta Oil Company, L.L.C. ("Escopeta"), a Texas based exploration company, to develop a portion of approximately 34 prospect areas within the Cherokee basin of Southeast Kansas and Northeastern Oklahoma. The exploration agreement replaced and superseded the letter of intent that we had entered into with Orbit Energy, LLC on October 22, 2003 in regards to the prospects. Leasing and permitting is currently underway on three prospect areas. We paid $37,500 for our proportionate ownership and use of Escopeta's geological library and $37,500 for our 50% share of the lease acquisition costs for leases on the initial three prospects which total approximately 3,000 acres. The entire approximate 34 prospect areas consist of approximately 195,000 contiguous acres. The prospects are subject to royalties totalling 25% of production. We will also carry Escopeta's 25% working interest in the drilling of the initial well to casing point in each of the initial three prospects.

The initial well East Arbuckle Prospect: Jordan No. 1 was spud on March 17, 2004 and surface casing has been set at 40 feet. Several drill stem tests will be performed to test certain coal seams and favourable looking zones while in route to the target Mississippian / Arbuckle formation at 2,500 +/- feet. We will pay our proportionate share of 50% of drilling costs plus the 25% of Escopeta's carried working interest in the well.

Cook-inlet Basin Prospects, Alaska

We have also signed a letter of intent with B.B.I. Inc. / Escopeta Oil Company, L.L.C. ("B.B.I") dated October 22, 2003 to acquire the oil and gas leases for the 17,122 acre Alexander Creek Prospects located onshore within the upper Cook-inlet Basin, Alaska, which lie along the western margin of the Sustina River drainage. This property is just southeast of the Castle Mountain Fault. It is located six to 10 miles north of the Stump Lake gas field, and 6 to 9 miles east of the Lewis River gas field, both of which have established prolific gas production. We will pay approximately $1.3 million to acquire a 100% working interest in the leases, and we must pay the entire purchase price prior to commencement of drilling. Our agreement will provide B.B.I. the opportunity to back into a 25% working interest in the leases after payout of the first well.

Our intention is to drill the initial test well to a minimum of 10,000 feet, to test the Sterling, Beluga and Tyonek formations, scheduled to be drilled in early 2005. Our preliminary reviews of geological and geophysical studies indicate a reasonable possibility of commercial quantities of recoverable gas reserves for this prospect. The purchase will be conditional on due diligence, agreed upon sale documentation and financing.

In regards to our foregoing interests, our "working interest" consists of our share of gross production, revenues, burdens, field operating costs and gathering and processing fees before deduction of royalties. Our "net revenue interest" means our working interest less the royalties that are payable.

Continuing Identification and Evaluation of Oil and Gas Opportunities to Build an Inventory of Prospects and Asset Base

In addition to the above described exploration and development activities of our existing prospects in Texas, Kansas/Oklahoma and Alaska, we proactively seek out and perform technical and commercial evaluations of natural gas and oil opportunities that may be of strategic and/or synergistic interest to us. These opportunities may involve the building of our inventory of exploration and development prospects, the continuing development of a solid producing reserve base, and/or midstream / delivery infrastructure development and investments that will complement our existing activities. These evaluations and opportunity assessments are all made based on rigorous technical and economic criteria, and are made with consideration of prudent constraints on our equity and debt financing capacity and capabilities.

Our British Columbia Property

We own nine mineral claims in British Columbia, Canada. Title to the property is not registered in our name but is registered in the name of Mr. Blake Becher, a free miner and prospector in British Columbia who conveyed title to the claims to us by an unrecorded deed, dated December 13, 2002. Each of the nine claims encompasses 62.5 acres and the claims are more particularly described by the tenure numbers 398933 to 398941 inclusive. The claims are located approximately 82 miles west of Nanaimo, British Columbia, Canada, and approximately 10 miles north from the town of Ucluelet on Vancouver Island. The property is within the Alberni Mining Division.

United States Natural Gas and Oil Industry

The natural gas and oil industry in the United States is highly competitive, experiences significant commodity price volatility and is subject to substantial local, state and federal regulations concerning matters such as permitting, drilling and environmental requirements. We are primarily targeting the exploration, exploitation, development and production of natural gas reserves to meet the U.S. consumers' robust appetite for energy.

Several natural gas forecasts project continuing declining levels of domestic natural gas production and reserves in the lower 48 states while demand for natural gas is forecast to continue to grow. The growth in demand is heavily driven by increasing levels of gas-fired power generation to meet conversion of existing power generation facilities to a cleaner burning fuel source, and by new generation facility construction that are primarily natural gas-fired electric generation units.

Studies indicate that insufficient natural gas reserve development in the U.S., combined with steep production decline rates of existing proved developed reserves have created natural gas consumers and market concerns over the adequacy and reliability of natural gas in the U.S., particularly during peak consumption periods. The United States Department of Energy, Energy Information Agency, projects that substantial increases in the imports of natural gas into the U.S. primarily in the form of liquefied natural gas ("LNG") will be required to supplement the growing gap between demand for natural gas and available domestic supplies to meet that demand within the U.S.

Although there is a role for LNG to supplement domestic gas supply shortfalls in the U.S., due to commercial and operational conditions and characteristics of LNG, we do not believe that LNG imports can adequately offset and compensate for declining natural gas reserve levels in the U.S. Additionally, we do not believe that imports can replace the compelling need to continue natural gas domestic reserve exploration and development. This area of reserve exploration and development is our principal strategic target area.

The U.S. oil industry is heavily dominated by major integrated oil and gas companies and numerous independent oil companies. Many of these companies possess and employ financial and human resources substantially greater than ours. Prices for oil production and production levels are subject to wide fluctuations and depend on numerous factors beyond a companies control including economic conditions, foreign imports and political condition in the U.S. and in oil producing rich countries, actions of OPEC, and governmental and legislative regulation and policies.

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in same areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

Market Prices of Oil and Natural Gas

The market prices of oil and natural gas have historically fluctuated widely and are affected by numerous global factors beyond our control. A decline in such market prices may have an adverse effect on revenues we receive from the sale of oil and gas. A decline in prices will also reduce our exploration efforts and make it more difficult to raise capital. Decreases in natural gas and oil prices could have an adverse effect on the carrying value of our proved reserves and our revenues, profitability and cash flow.

As we build our sustained commodity production levels, we will evaluate and anticipate that we may use various over-the-counter and publicly traded derivative instruments to hedge a portion of our exposure to price fluctuations.

Government Regulations and Supervision

Our oil and gas operations are subject to various United States federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Product Research and Development

Our business plan is focused on the long-term exploration and development of our recently acquired oil and gas interests, as well as the exploration and development of our mineral properties. We do not anticipate that we will expend any significant funds on product research over the twelve months.

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

However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees as it becomes economically warranted to do so.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $218,389. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

    Our ability to locate a profitable resource property;
    Our ability to generate revenues; and
    Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with exploration of our oil and gas interests. We may not be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

If we do not raise enough money for exploration, we will have to delay exploration or go out of business.

We are in the very early exploration stage and we need additional financing before we are able to continue our exploration efforts. We are working to arrange financing, but we may be unable to raise financing. If we are not able to raise any financing we will have to delay our exploration or go out of business.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies and equipment in the energy industry could result in occasional spot shortages of supplies or the lack of availability of required equipment, such as drilling rigs.

We do not have enough money to complete the explorations proposed in properties and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We do not have enough money to commence first stages of the exploration and development of all of our prospects. We will require additional funding to complete subsequent phases of exploration and development. Because we are conducting exploration on undeveloped projects, we do not know how much we will have to spend to find out if there is oil and gas on our property. It could cost as little as $1,000,000 and as much as $10,000,000 to find out. If it turns out that we are not able to raise enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we are pursuing initiatives to raise additional money, but there are no assurances that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and hold primarily interests in undeveloped reserves and exploration prospects. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for technically and commercially recoverable reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Even if reserves located are technically recoverable, they may not be commercially recoverable in the existing market.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in same areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We do not own any resource properties. We hold working interests in various oil and gas leases, and have entered into a letter of intent to acquire certain working interests. We own 9 mineral claims

We do not own any resource properties. We own nine mineral claims in British Columbia. Title to our mineral claims is not registered in our name but is registered in the name of Mr. Blake Becher, a free miner and prospector in British Columbia who conveyed title to the claims to us by an unrecorded deed, dated December 13, 2002. We hold working interests in oil and gas leases in Texas, Kansas and Oklahoma, and have entered into a letter of intent with respect to certain leases in Alaska. The letter of intent may not become a formal agreement unless we can finalize the terms with the parties. Even if the letter of intent is finalized into a formal agreement, we will have to pay costs associated with the agreement and we may have insufficient funds. We have working interests in various oil and gas leases. Unless we are able to pay our proportionate share of costs associated with our working interests, our interest in the leases may be diluted or we may lose our interests entirely.

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

Our officers and directors own a total of 12,200,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors own a total of 12,200,000 shares of stock, which is 31.64% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Trading of our stock may be restricted by the SEC's Penny Stock Regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Item 2. Description of Property.

From our inception to October, 2003, our principal offices were located at 1208 - 1030 West Georgia Street, Vancouver, British Columbia V6E 4Y3 and our telephone number was 604.662.7900. We leased that office space from Alpha Beta Developments Inc. on a month to month basis and our monthly rental was $500 Canadian dollars. As of October 2003, we moved our principal offices to Suite 100, 8900 Germantown Road, Olive Branch, Mississippi 38654. Our telephone number is 662-893-7376. We lease our office space from McDowell & Son on a month to month basis and pay our proportionate share of monthly rent totaling $1,600. During the fiscal year ending December 31, 2003, we paid $3,200 for rent.

The properties in which we hold our interests have one productive natural gas well at the date hereof.

Our Texas Property

As of December 31, 2003 we hold a 10% working interest in the T.E. Lane Gas Unit, and working interests in ten leases covering approximately 526.1 gross acres in Freestone County, Texas. The leases are more particularly described as Texas State lease numbers FRTX0001-00 to 01; FRTX0003-00 to 04; and FRTX0004-00 to 01.

Our Kansas Properties

We hold a 50% working interest in leases covering approximately 3,000 acres in the Chatauqua and Elk Counties of Kansas. The property is more particularly described by the following townships and ranges:

T31S; R9E (All) - T32S; R8E (Sec.'s 1-2-3-10-11-12-13-14-15-22-23-24-34-35 & 36) - T32S; R9E (All) - T32S; R10E (All) - T33S; R8E (Sec.'s 1-2-3-10-11-12-13-14-15-22-23-24-25-26-27-34-35 & 36) - T33S; R9E (All) - T34S; R8E (Sec.'s 1-2-3-4-9-10-11-12-13-14-15-16-21-22-23-24-25-26-27-28-33-34-35 & 36) - T34S; R9E (All) - T35S; R8E (Sec.'s 1-2-3-10-11-12-13-14 & 15) and T35S; R9E (Sec.'s 1 through 13 inclusive).

Our Alaska Property

Pursuant to a letter of intent with B.B.I. / Escopeta, we hold a 100% working interest (75% net revenue interest) in leases covering approximately 17,122 net acres in the Cook Inlet Basin in Alaska, comprising the North Alexander Project. Our current agreement to acquire the Alaska property working interest provides that the seller will have the right to back into a 25% working interest in the leases after payout of the first well. The leases are more particularly described as:

Alaska State lease numbers ADL #8212 consisting of 5689 net acres; ADL #38213 consisting of 5670 net acres and ADL #389935 consisting of 5673 net acres, collectively totalling 17,122 net acres.

Our British Columbia Property

We own nine mineral claims in British Columbia, Canada. Title to the property is not registered in our name but is registered in the name of Mr. Blake Becher, a free miner and prospector in British Columbia who conveyed title to the claims to us by an unrecorded deed, dated December 13, 2002. Each of the nine claims encompasses 62.5 acres and the claims are more particularly described by the tenure numbers 398933 to 398941 inclusive. The claims are located approximately 82 miles west of Nanaimo, British Columbia, Canada, and approximately 10 miles north from the town of Ucluelet on Vancouver Island. The property is within the Alberni Mining Division.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On January 13, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Altus Explorations, Inc." and under the symbol "ATUX". The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2002 and 2003. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High(2)	Low(2)
March 31, 2003	0.01	0.01
June 30, 2003	0.02	0.02
September 30, 2003	0.02	0.02
December 31, 2003	2.00	0.00

(1) Our common stock received approval for quotation on January 13, 2003. The first trade occurred December 10, 2003.

(2) On November 6, 2003, we affected an 8 for 1 forward split of our common stock, as a result all stock prices have been adjusted on a post-split basis.

On March 12, 2004, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.03.

As of March 12, 2004, there were 48 holders of record of our common stock. As of such date, 38,553,600 common shares were issued and outstanding.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623 is the registrar and transfer agent for our common shares. We have no other exchangeable securities.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On October 28, 2003, we issued an aggregate of 125,000 (pre 8:1 and 4:1 forward stock splits) units at a deemed price of $8.00 per unit to a private investor. Each unit consist of a one common share and a non-transferable share purchase warrant. Each warrant will entitle the holder to purchase an additional share in our capital at $12.00 per common share for a period one year from the date of closing. The transaction was private in nature, and the shares were issued in reliance upon Regulation S and/or Rule 506 promulgated under the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations in conjunction with reading the consolidated audited financial statements and notes attached thereto that are included elsewhere in this filing. The referenced financial statements included in this filing are prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Since inception in November 2001 through mid-year 2003, we engaged primarily in the acquisition of mineral claims located in the Province of British Columbia, Canada. As a result of these efforts we currently hold nine mineral claims that encompass 562.5 acres in British Columbia. In the aggregate, these mineral claims are not considered significant to our financial position as of the end of year 2003.

During 2003 we made the decision to re-direct our efforts and concentrate on oil and gas exploration and development activities to the United States. The exploration and development of oil and gas interests located in the lower 48 states and Alaska continues to be our strategic area of attention, and the area where we intend to invest our financial resources.

During 2003 we acquired three principal oil and gas exploration and development reserve prospects, and during 2004 our efforts are directed toward the further development of these three prospects.

Freestone County, Texas

In October 2003 we acquired a 10% non-operating working interest in the T.E. Lane No. 1 well located in Freestone County, Texas from CodeAmerica Investments, a company owned by our President, Milton Cox. The T.E. Lane No. 1 gas well commenced production in early 2004, and is currently producing approximately 250 Mcf per day. Our consulting reservoir engineer estimates proved developed recoverable natural gas reserves for the Lane No. 1 ell of about 1.3 Bcf.

In March 2004 we increased our 10% working interest in the T.E. Lane No. 1 proved development reserves to 20%, and our working interest in the offsetting acreage proved undeveloped natural gas reserves to 100%. These 2004 acquisitions were made through the issuance of Company common stock to CodeAmerica Investments, the prior working interest holder of the proved reserves. The interest acquisitions principally serve to increase our proved undeveloped reserve base by approximately 5.2 Bcf at a cost of about $0.80 per Mcf. We estimate the total drilling and completion costs for four wells in the acquired offsetting acerage in gross will be approximately $7.2 million for us to reach and develop the target lower Bossier formation.

Southeast Kansas and Northeastern Oklahoma

In November 2003, we entered into an agreement with Escopeta Oil Company, LLC ("Escopeta") to develop a portion of approximately 34 prospect areas within the Cherokee basin of Southeast Kansas and Northeastern Oklahoma. We hold a 50% working interest in the Kansas / Oklahoma prospect, and during 2004 we paid Escopeta $90,000 for our proportionate share of geological, lease acquisition and other costs. Our agreement provides that we will carry Escopeta's 25% working interest in the drilling of the initial three wells in the prospect area.

The initial well, East Arbuckle: Jordan No. 1 was spud on March 17, 2004; we have set surface casing at 40 feet, and are in the process of testing favourable looking zones while in route to the target Mississippian / Arbuckle formation at approximately 2,500 feet.

Cook-inlet Basin Prospects, Alaska

In October 2003 we entered into a letter of intent with B.B.I. Inc./Escopeta Oil Company, LLC ("Escopeta") dated October 22, 2003 for Altus to acquire the oil and gas leases for the 17,122 acre Alexander Creek Prospects located onshore within the upper Cook-inlet Basin, Alaska, which lies along the western margin of the Sustina River drainage.

We are in the process of expanding the lease acreage and finalizing an agreement with Escopeta for the Alaska prospect.

Plan of Operations

Cash and Funding Requirements

We are proceeding with our initiatives to secure additional financing to fund the continuing drilling and development of our existing oil and gas prospects, and to further effectuate our strategy of:

    Building an inventory of exploration / development prospects;
    Developing a solid producing reserve base with sustainable production levels; and
    Progressing other oil and gas investment opportunities that are strategic or synergistic to our current initiatives and operations.

Cash Requirements

During the year 2004 we plan to expend a total of approximately $4.6 million in connection with the drilling and continued development of our existing oil and gas interests in Texas, Kansas/Oklahoma and Alaska.

More specifically, with regard to the Freestone County, Texas reserves we plan to expand and further develop our proved reserves in the State of Texas during the year 2004 by:

  The drilling of at least one 80 acre offset well to the T.E. Lane No. 1 gas unit. We expect to expend approximately $2.0 million gross to drill the first well to about 15,000 feet in the offsetting acreage, and to perform to tests of favourable looking zones while in route to the target lower Bossier formation.
  Spudding a second well in the offsetting acreage by year end.
  Increasing our working interest in the T.E. Lane No. 1 gas unit and our interest in the offsetting acreage proved undeveloped reserves.

We plan to expend the following amounts in respect the Southeast Kansas and Northeastern Oklahoma Cherokee basin prospect areas during 2004:

  We intend to expend $450,000 gross to drill and complete three test wells in the initial prospects (gross of $150,000 per well). Altus' proportional share of the drilling and completion costs for the initial three wells will be $337,500.
  Subject to the three test wells being successful, we will expend funds on the continued development of the prospects at a projected rate of 2 wells per month at a cost of $60,000 each which is $120,000 per month starting in the July or August 2004 time frame. We would expect to expend approximately $650,000 gross for the remainder of the year 2004, and our proportional cost to drill these additional wells would be in the range of $325,000 for the remainder of the year.

With regard to the Cook-inlet Basin Prospects in Alaska, we expect to expend about $1.4 million during the year 2004 comprised of the following:

  Upon final execution of the Lease Purchase / Sale Agreement and amount of $100,000 plus an additional amount of $50,000;
  During the year 2004, we expect to expend approximately $125,000 for geological, engineering and permitting associated with the prospect; and
  On or before December 1, 2004 and prior to Escopeta assignment the Assets under the Lease Purchase / Sale Agreement to Altus, we must pay the balance of the purchase price of $1,134,150.

During the calendar year 2004, we estimate that we will expend approximately $300,000 on general and administrative expenses, and will have working capital requirements of $200,000.

Based on our current plan of operations, we have sufficient funds for the first 6 months of year 2004, after which time we will require additional funds to continue our exploration and development activities. We are currently working to secure financing to fund our requirements for the year 2004 through private placement(s). There are no assurances, however, that we will be able to raise additional money to fund our needs in the future.

In the event that we are unable to raise additional financing, and fail to generate significant operating cash flow, we will be required to modify our reserve drilling and development plan accordingly. We may raise funds through equity financing, debt financing, or other sources, which could result in dilution in the equity ownership of the Company's shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to continue the exploration and development of our oil and gas interests, and our estimated funding needs for the year 2004 are summarized below:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2004

General and Administrative	$300,000

Operations (Drilling and Development Costs)
Southeast Kansas and Northeastern Oklahoma Prospects	$663,000
Cook-inlet Basin Prospects, Alaska	$1,410,000
Freestone County, Proved Undeveloped Initial Offset Well	$2,000,000
$4,073,000

Working Capital	$200,000
Total	$4,573,000

Financial Condition, Liquidity and Capital Resources

At December 31, 2003, we had working capital of $531,163 comprised of $31,163 in cash and $500,000 subscription receivable associated with the October 2003 private placement, for which the funds were received in early February 2004. At December 31, 2002 we had working capital of $29,719.

In addition to the above referenced cash and common stock subscription receivable, at December 31, 2003 we have investments in primarily proven and unproven natural gas reserves totalling $360,650. At December 31, 2002 our total assets were $34,970 comprised entirely of cash.

As of December 31, 2003, our total liabilities were $44,425 which were substantially related to amounts due vendors and service provider incurred in connection with our operating and development activities. This compares to our total liabilities of $5,251 at December 31, 2002.

We have had no revenues from inception. The continuation of our natural gas and oil exploration, drilling and development activities requires substantial capital resources, and we are currently working to obtain sufficient additional financing to fully effect and implement our reserve exploration and development initiatives. If we are unsuccessful in obtaining financing and/or fail to achieve and/or sustain a profitable level of operations, we may be unable to fully implement our business plans. Future financing through equity, debt or other sources could result in the dilution of Company equity, increase our liabilities, and/or restrict the future availability and use of cash resources.

Additionally, there can be no assurance that adequate financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to execute our business plans, and will be required to scale back the pace and magnitude of our oil and gas prospects drilling and development initiatives. We also may not be able to meet our vendor and service provider obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

We have no long-term debt, and the present time do not regard long-term borrowing as the optimal and most effective source of financing for the Company at its current stage of development.

Results of Operations.

For the year ending December 31, 2003 we posted losses of $182,128 as compared to losses of $34,247 for the year ended December 31, 2002. Inception through December 31, 2003 losses total $218,389. General and administrative expenses are the principal component of our losses since inception.

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

Purchase of Significant Equipment

We do not expect to purchase any significant equipment over the twelve months ending December 31, 2004.

Employees

Currently the Company has no full time or part-time employees. We utilize short term contractors as necessary. Our directors and officers provide services on a month to month basis pursuant to oral arrangements, but have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next 12 month period. We may enter formal written service agreements with our directors and officers during the year 2004. We expect to continue to outsource contract employment as needed. Depending on the level of success of our exploration and development initiatives, we may retain full or part-time employees in the future.

Going Concern

Due to our being a development stage company, the lack of revenues and the substantial capital funding requirements necessary to continue our drilling and development activities, our independent auditor's opinion on the consolidated financial statements (that are included elsewhere in this filing) contains a going concern qualifier. The qualifier explanatory paragraph contained in their audit opinion should be read in connection with the reading of management's discussion of the Company's financial condition, liquidity and capital resources.

While we intend to raise additional financing to fund our capital expenditure and working capital needs during 2004 through private placements, public offerings and/or bank financing and while we have been in discussions with specific investors; no definitive written agreements have yet been reached.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have not identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within the scope of this statement as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard on July 1, 2003, and the adoption did not have a material impact on our consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our balance sheet, the statements of operations and stockholders' equity, and the cash flows statements included elsewhere in this filing.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Environmental Requirements

At the report date environmental requirements related to the mineral, and oil and gas leases held by the Company are unknown and therefore any estimate of any future cost cannot be made.

Oil and Gas Properties

Altus follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and non-productive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities.

The costs of the Company's oil and gas properties, including the estimated future costs to develop proved reserves, are depreciated using a composite units-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, then the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the aggregate of the present value, discounted at 10%, of estimated future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties, less related income tax effects.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Revenue Recognition

Revenues from the sale of oil and gas production are recognized upon passage of title, and are presented net of royalty burdens in our statements of operation. When sold production differs from Altus' entitled share of production, a producer imbalance occurs between the interest owners. At December 31, 2003, Altus did not have any producer or transportation imbalances.

Impairment of Long-Lived Assets.

Altus reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Altus assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Impairment of Assets

Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount to individual cash flows. If deemed impaired, measurement and recording of impairment loss is based on the fair value of the assets.

Stock-Based Compensation

Altus accounts for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and other applicable accounting principles. There were no options granted to employees during 2003 and 2002.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and Diluted Loss Per Share

Basic and diluted earnings per share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no dilutive securities during the periods presented.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 22, 2004.

Consolidated Balance Sheets as at December 31, 2003 and 2002

Consolidated Statements of Operations for the year ended December 31, 2003, December 31, 2002 and for the period from November 2, 2001 (incorporation) to December 31, 2003

Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 2003, December 31, 2002 and for the period from November 2, 2001 (incorporation) to December 31, 2003

Consolidated Statements of Cash Flows for the year ended December 31, 2003, December 31, 2002 and for the period from November 2, 2001 (incorporation) to December 31, 2003

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Altus Explorations, Inc.
(A Development Stage Company)
Olive Brach, Mississippi

We have audited the accompanying balance sheet of Altus Explorations, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended and for the period from November 2, 2001 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altus Explorations, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the two years then ended and for the period from November 2, 2001 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, Altus' recurring losses from operations and the need to raise additional financing in order to fund its oil and gas exploration and development activity and satisfy vendors and other creditor obligations, raise substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 2.) The 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 22, 2004, except for Note 10
dated March 31, 2004

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2003

ASSETS

Current assets
Cash	$ 31,163

Property and equipment, net	3,203
Oil and gas properties, full cost method
Unproved properties, not subject to amortization	110,650
Proved properties, net	250,000
$ 395,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 28,270
Accounts payable - related party	12,905
Note payable - shareholder	3,250
Total current liabilities	44,425

Commitments

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 800,000,000 shares authorized, 38,553,600 shares issued and outstanding	38,554
Additional paid in capital	1,030,426
Subscription receivable	(500,000)
Deficit accumulated during the development stage	(218,389)
Total Stockholders' Equity	350,591

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 395,016

See accompanying summary of accounting policies
and notes to financial statements

 ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2003 and 2002
and Period from November 2, 2001 (Inception) through December 31, 2003

	Years Ended December 31,		Inception through December 31,
	2003	2002	2003

General and administrative	$ 181,877	$ 33,846	$ 217,737

Interest expense	251	401	652

Net loss	$ (182,128)	$ (34,247)	$ (218,389)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	137,762,367	167,489,728

See accompanying summary of accounting policies
and notes to financial statements

 ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
Period From November 2, 2001 (Inception) through December 31, 2003

	Common Stock		Additional paid in capital	Deficit accumulated during the development stage	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock to founders for cash	160,000,000	$ 160,000	$ (155,000)	$ -	$ (3,000)	$ 2,000
Net loss	-	-	-	(2,014)	-	(2,014)
Balance, December 31, 2001	160,000,000	160,000	(155,000)	(2,014)	(3,000)	(14)
Issuance of common stock for cash	20,153,600	20,154	42,826	-	-	62,980
Expenses paid by shareholder	-	-	1,000	-	-	1,000
Net loss	-	-	-	(34,247)	-	(34,247)
Balance, December 31, 2002	180,153,600	180,154	(111,174)	(36,261)	(3,000)	29,719
Shares returned by officers	(145,600,000)	(145,600)	145,600	-	-	-
Proceeds from subscription receivable	-	-	-	-	3,000	3,000
Issuance of common stock for cash	4,000,000	4,000	996,000	-	(500,000)	500,000
Net loss	-	-	-	(182,128)	-	(182,128)

Balance, December 31, 2003	38,553,600	$ 38,554	$1,030,426	$ (218,389)	$ (500,000)	$ 350,591

See accompanying summary of accounting policies
and notes to financial statements

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002
and Period from November 2, 2001 (Inception) through December 31, 2003

	Years Ended December 31,		Inception through December 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (182,128)	$ (34,247)	$ (218,389)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-	1,000	1,000
Depreciation	1,573	-	1,573
Net change in:
Prepaid expenses	-	1,090	-
Accounts payable	25,180	-	25,180
Accounts payable - related party	12,905	-	12,905
Accrued expenses	(160)	160	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(142,630)	(31,997)	(174,641)

CASH FLOWS FROM IN INVESTING ACTIVITIES
Purchase of property and equipment	(4,776)	-	(4,776)
Investment in oil and gas properties	(360,650)	-	(360,650)
CASH FLOWS USED IN INVESTING ACTIVITIES	(365,426)	-	(365,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	500,000	62,980	564,981
Proceed from subscription receivable	3,000	-	3,000
Payment on note payable - shareholder	(2,001)	-	(2,001)
Proceeds from note payable - shareholder	3,250	2,001	5,250
CASH FLOWS FROM FINANCING ACTIVITIES	504,249	64,981	571,230

NET INCREASE (DECREASE) IN CASH	(3,807)	32,984	31,163
Cash, beginning of period	34,970	1,986	-
Cash, end of period	$ 31,163	$ 34,970	$ 31,163

See accompanying summary of accounting policies
and notes to financial statements

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Altus Explorations, Inc. ("Altus") was incorporated in Nevada on November 2, 2001, to engage in the acquisition and exploration of mining properties. In August 2003, Altus decided to focus their efforts on the oil and gas resource exploration and development sector.

Environmental Requirements

At the report date environmental requirements related to the mineral leases acquired are unknown and therefore any estimate of any future cost cannot be made.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Property and Equipment.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three years for computers and seven years for furniture.

Impairment of Long-Lived Assets.

Altus reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Altus assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and Diluted Loss Per Share

Basic and diluted earnings per share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no dilutive securities during the periods presented.

Oil and Gas Properties

Altus follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities.

The costs of the Company's oil and gas properties, including the estimated future costs to develop proved reserves, are depreciated using a composite units-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, then the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the aggregate of the present value, discounted at 10%, of estimated future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties, less related income tax effects.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

In July 2003, an issue was brought before the Financial Accounting Standards Board (FASB) regarding whether or not contract-based oil and gas mineral rights held by lease or contract ("mineral rights") should be recorded or disclosed as intangible assets. The issue presents a view that these mineral rights are intangible assets as defined in Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and, therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas companies. The Emerging Issues Task Force (EITF) has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how Altus classifies these assets.

Should such a change be required, the amounts related to business combinations and major asset purchases that would be classified as "intangible undeveloped mineral interest" are immaterial as of December 31, 2003. The amounts related to business combinations and major asset purchases that would be classified as "intangible developed mineral interest" are also immaterial as of December 31, 2003.

Revenue Recognition

Revenues from the sale of oil and gas production are recognized upon passage of title, net of royalty interests. When sold production differs from Altus' entitled share of production, a producer imbalance occurs between the interest owners. Should a situation ever arise wherein Altus' imbalance due other interest owners exceeds its remaining share of reserves for a given property, Altus would record a liability for such. At December 31, 2003, Altus had no producer or transportation imbalances.

Impairment of Assets

Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount to individual cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the assets.

Stock-Based Compensation

Altus accounts for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and other applicable accounting principles. There were no options granted to employees during 2003 and 2002.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have not identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within the scope of this statement as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard on July 1, 2003, and the adoption did not have a material impact on our consolidated financial statements.

NOTE 2 - GOING CONCERN

Altus' financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Altus has incurred net losses of $182,128 and $36,261 for the years ended December 31, 2003 and 2002. This condition raises substantial doubt about Altus' ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Altus is working to secure additional financing to fund its oil and gas exploration and development activities and to meet its obligations and working capital requirements over the next twelve months.

There are no assurances that Altus will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Altus' working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Altus will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Altus. If adequate working capital is not available Altus may be required to curtail its operations.

NOTE 3 - PROPERTY

Property consisted of the following as of December 31, 2003:

Computers and furniture	3-5 years	$ 4,776
Less: accumulated depreciation		(1,573)
Net book value		$ 3,203

Depreciation expense totaled $1,573 for 2003.

NOTE 4 - INCOME TAXES

For the year ended December 31, 2003 and 2002, Altus has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $218,000 at December 31, 2003, and will expire in the years 2021 through 2023.

Deferred income taxes consist of the following at December 31, 2003:

Long-term:
Deferred tax assets	$ 74,000
Valuation allowance	(74,000)
$ -

NOTE 5 - RELATED PARTY TRANSACTIONS

Altus had outstanding loans due to shareholders of $3,250 and $2,000 at December 31, 2003 and 2002, respectively.

Altus has month-to-month service agreements with related parties. Currently, two directors each receive $6,000 per month and one officer receives $2,000 per month for services performed on behalf of Altus.

Oil and Gas Property Purchase

In October 2003, Altus acquired a 10% working interest in the T.E. Lane gas unit located in Freestone County, Texas from CodeAmerica Investments, L.L.C. ("CodeAmerica"), a company owned by the Director, CEO and President of Altus, for a price of $200,000. See Note 7 below.

Note 6 - Oil and Gas INVESTMENTS

Investments in oil and gas properties consist of the following:

December 31, 2003

Oil and gas properties:
Proved	$ 250,000
Unproved	110,650
360,650
Less: accumulated depreciation, depletion and amortization	-
$ 360,650

Costs incurred for unproved oil and gas properties were $110,650 in 2003.

NOTE 7 - ACQUISITIONS OF OIL AND GAS PROPERTIES

Freestone County, Texas

In October 2003, Altus acquired a 10% working interest in the T.E. Lane gas unit located in Freestone County, Texas from CodeAmerica Investments, L.L.C. ("CodeAmerica"), a company owned by the Director, CEO and President of Altus, for a price of $200,000. The acquisition of this initial 10% working interest provides Altus with the option to proportionately participate in additional wells within this unit. To participate in these wells, Altus will have to pay its proportionate share of costs associated with its working interest percentage. The T.E. Lane gas unit is subject to royalties of 28% of production revenue.

Southeast Kansas and Northeastern Oklahoma

In early November 2003, Altus entered into an agreement with Escopeta Oil Company, L.L.C. ("Escopeta"), a Texas based exploration company, to develop a portion of approximately 34 prospect areas within the Cherokee basin of Southeast Kansas and Northeastern Oklahoma. Leasing and permitting is currently underway on three prospect areas. Altus paid $37,500 for its proportionate ownership and use of Escopeta's geological library and $37,500 for Altus' 50% share of the lease acquisition costs for leases on the initial three prospects. The entire approximate 34 prospect areas consist of approximately 195,000 contiguous acres. Pursuant to its agreement with Escopeta, Altus will carry their 25% working interest in the drilling of the initial wells to casing point in each of the three prospects to be drilled. The prospects are subject to royalties totalling 25% of production.

NOTE 8 - COMMITMENTS

Altus entered into an oral month to month agreement with a related party for office space in Mississippi. Altus has agreed to pay $1,600 per month for the space.

NOTE 9 - COMMON STOCK AND WARRANTS

On February 10, 2004 Altus approved a 4 for 1 stock split. The financial statements and footnotes have both been adjusted to show this split as well as the after mentioned split. The articles of incorporation were also amended to bring the authorized shares from 200,000,000 to 800,000,000. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

On October 23, 2003 Altus approved an 8 for 1 stock split. The articles of incorporation were also amended to bring the authorized shares from 25,000,000 to 200,000,000.

On October 29, 2003 Altus signed an agreement to issue 4,000,000 shares of common stock along with 4,000,000 stock warrants for $1,000,000. $500,000 was paid up front while the second $500,000 was paid in February 2004. The stock warrants have an exercise price of $0.375 and expire one year from the agreement date or October 29, 2004. As of December 31, 2003 none of the stock warrants were exercised.

On August 14, 2003, Altus' directors returned 145,600,000 in order to make the company more attractive for prospective financing or other transactions. The 145,600,000 common shares were cancelled. Our directors still hold an aggregate of 12,200,000 common shares, which now equals approximately 31.6% of our issued and outstanding shares.

In September 2002, Altus sold 20,153,600 shares of its common stock for total net proceeds of $62,980.

At inception, Altus issued 160,000,000 shares of stock to its two founding shareholders for cash.

NOTE 10 - SUBSEQUENT EVENT

Stock Option Plans

In January of 2004, our Board of Directors approved the "2004 Stock Option Plan." The Board of Directors reserved 5,483,040 shares of Altus' common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to Altus. As of March 22, 2004 no options have been issued to employees, directors or consultants.

Oil and Gas Acquisition

On March 31, 2004, we entered into a Lease Purchase and Sale Agreement (the "Agreement") with CodeAmerica Investments, L.L.C. ("CodeAmerica") to purchase CodeAmerica's undivided working interests' in certain oil and gas leases located in Freestone County, Texas for approximately $4.2 million. In connection with the acquisition, the Company issued 4,040,726 common shares to CodeAmerica, oil and gas company owned by our President, Milton Cox.

Prior to the Agreement we held a 10% undivided working interest in the T.E. Lane gas unit proved developed reserves and in the offsetting acreage proved undeveloped reserves. With this acquisition, the Company has increased its undivided working interest in the T.E. Lane gas unit to 20%, and the Company's undivided interest in the offsetting acreage to 100%.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

Proved Developed and Undeveloped Gas Reserves, at year end (net):

	For the Years Ended December 31,
	2003 (Mcf)	2002 (Mcf)
Beginning of year	-	-
Purchases of minerals in place	130,000	-
Improved recovery	-	-
Production	-	-
Revision of previous estimates	-	-

End of Year	130,000	-

Proved Developed Reserves at End of Year	130,000	-

Standardized Measure of Discounted Future Net Cash Flows:

	December 31,
	2003	2002
Future cash inflows	$ 532,160	$ -
Future production and development costs	(156,555)	-
Future income taxes	-	-
Future net cash flows	-	-
10% annual discount for estimated timing of cash flows	(63,438)	-

Standardized Measure of Discounted Future Net Cash Flows	$ 312,167	$ -

Changes in Standardized Measure of Discounted Future Net Cash Flows:

For the Years Ended December 31,
	2003	2002
Beginning of the year	$ -	$ -
Purchase of mineral in place	262,167	-
Extensions, discoveries and improved recovery, less related costs	-	-
Development costs incurred during the year	50,000	-
Sales of oil and gas produced, net of production costs	-	-
Accretion of discount	-	-
Net changes in prices and production costs	-	-
Net change in estimated future development costs	-	-
Revision of previous quantity estimates	-	-
Revision in estimated timing of cash flows	-	-
Net change in income taxes	-	-

End of the Year	$ 312,167	$ -

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at March 12, 2004, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Milton Cox	Director, CEO and President	56	October 1, 2003
Steve Bajic	Secretary	33	January 21, 2004
Bassam Nastat	Director	35	November 22, 2003
Don Sytsma	Director, CFO and Treasurer	46	November 22, 2003
Andy Kim	Director	40	February 20, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Milton Cox

Mr. Cox became a director, our CEO and President on October 1, 2003.

Mr. Cox holds an MBA in Finance from the University of Mississippi. From 1982 to the present Mr. Cox has been the President and CEO of National Diamond Corporation of Memphis, Tennessee, a company with interests in the mining, cutting and distribution of cut and polished diamonds worldwide. In addition, Mr. Cox is also presently the President and CEO of CodeAmerica Investments, LLC, an oil and gas exploration company.

Steve Bajic

Mr.Bajic became our Secretary on January 21, 2004.

Mr. Bajic is the president of LF Ventures Inc., a private company which offers financial and business services to public and private companies, since 1996.

Mr. Bajic obtained a Financial Management diploma majoring in Finance and Securities from the British Columbia Institute of Technology. After spending a year as an Investment Broker with Georgia Pacific Securities Corp., he took a position as Vice President of a marketing and investor relations firm, Corporation X Inc. While there, he worked with numerous public and private companies in the areas of corporate finance, strategic planning, and investor relations. From 1996 to 1998, he was Vice President of Corporate Communications of Getchell Resources Inc., a resource exploration company based in Kamloops, B.C. Mr. Bajic has been Vice President of Investor Relations for Cassidy Gold Corp., a resource exploration company listed on the TSX Venture Exchange since October 1999. Additionally since 1999, Mr. Bajic was President, Chief Executive Officer and director of four venture capital pool companies that completed qualifying transactions: 1) Duke Capital Corp. which acquired CCC Internet Solutions Inc. (in the process of changing its name to Armada Data Corp); 2) New Xavier Capital Corp. which acquired RET Internet Services Inc.; 3) Marquette Capital Corp. which acquired On-Track Learning Systems Ltd; and. 4) Tulane Capital Corp. which acquired Fibre-Crown Manufacturing Inc. He is currently still a director of Fibre-Crown.

Bassam Nastat

Mr. Nastat became a director on November 22, 2003.

Since 2000, Mr. Nastat has been the vice-president of project development and finance of CodeAmerica Investments, LLC., Olive Branch. Mr. Nastat works with CodeAmerica Investments to liase with their investor base and develops financing strategies to take advantage of exploration opportunities in Texas, Wyoming and Alaska. Mr. Nastat also prepares and presents proposals to industry partners and private investor for development of oil and gas properties.

From 1997 to 2000, Mr. Nastat was a financial consultant in the Private Client Group of Merrill Lynch, Toronto, Ontario. Mr. Nastat enrolled in the Midland Walwyn Financial (currently, Merrill Lynch) advisor program and became a broker at their Mississauga Carriage House Branch. From 1996 to 1997, Mr. Nastat worked in the International Settlements Department of Midland Walwyn (currently, Merrill Lynch) in Toronto, Ontario. Mr. Nastat was responsible for reconciliation of the Midland Walwyn's US and European transactions that were cleared through the firm's International Settlement Department.

Don Sytsma

Mr. Sytsma became a director, our CFO and Treasurer on November 22, 2003.

Since 1996, Mr. Sytsma has provided business consulting and advisory services to clients located in the United States and clients in Europe, Russia, Australia and Latin and South America. In 1996, Mr. Sytsma was a director with Harrington and Hrehor Energy Consulting based in Houston. In 1999, he became president and principal of H&H Energy, Inc., and in 2001 he became Vice President of R.J. Rudden Associates.

Mr. Sytsma currently serves as president of DLS Energy Associates, LLC,. He also serves on the North American Energy Standards Board Executive Committee and Co-Chairs an Industry Sub-Committee responsible for developing common standards and model business practices for the U.S. natural gas and power markets.

Andy Kim

Mr. Kim became a director on February 20, 2004.

Mr. Kim has been a Vice President, Investment Advisor with CIBC with Wood Gundy since, January, 2002. Prior to this he was with Merrill Lynch Canada, as a Vice President, Financial Consultant from June 2000. He was also with Midland Walwyn as a Financial Advisor from 1994 to 2000. All of these changes resulted from the companies being bought out and taken over. For all intents and purposes Mr. Kim has been with the same firm since 1994.

Mr. Kim holds a Bachelor of Arts, Honours Degree from the University of Toronto in Commerce and Economics and is a fully licensed Registered Representative. Mr. Kim has also completed the Officers and Directors exam through the Canadian Securities Institute and has a Certified Investment Management designation.

Committees of the Board

Currently our company has the following committees:

    Audit Committee;
    Nominating and Corporate Governance Committee; and
    Compensation Committee.

Our Audit Committee is currently made up of Bassam Nastat, Andy Kim and Don Sytsma. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on February 27, 2004.

Our Nominating and Corporate Governance Committee is currently made up of Andy Kim and Milton Cox. The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on February 27, 2004.

Our Compensation Committee is currently made up of Andy Kim and Milton Cox. The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on February 27, 2004.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective February 27, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Altus Explorations, Inc., Suite 100, 8900 Germantown Road, Olive Branch, Mississippi 38654.

Item 10. Executive Compensation.

Other than as set out below, there has not been any compensation awarded to, earned by, or paid to our directors and executive officers for the last three completed financial years.

Employment/Consulting Agreements

We have oral month-to-month service agreements with some of our directors and officers. Currently two of our directors each receive $6,000 per month, and one officer receives $2,000 per month for services provided on our behalf.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Subsequent to the year ended December 31, 2003 we established a stock option plan pursuant to which 5,483,040 common shares were reserved for issuance.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of ten years.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2003.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2003.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at March 12, 2004, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Milton Cox 7227 Winchester Road, #258 Memphis, TN 38118 USA	6,000,000 common shares	15.56%
Bassam Nastat 5831 Winch Street Burnaby, BC V5B 2J4 Canada	5,200,000 common shares	13.49%
Donald Sytsma 3107 Greenbriar Houston, TX 77098 USA	1,000,000 common shares	2.59%
Steve Bajic 5523 Oben Street Vancouver, BC V5R 4P2 Canada	Nil	N/A
Andy Kim 1408 Stonecutter Drive Oakville, ON L6M 3C3 Canada	Nil	N/A
Cede & Co Box #20 Bowling Green Station New York, NY 10274	2,464,000	6.39%
Sterling Management of Belize 5 Park Avenue Orange Walk Town Belize City, Belize	4,000,000	10.38%
Directors and Executive Officers as a Group (5 people)	12,200,000 common shares	31.64%

(1) Based on 38,553,600 shares of common stock issued and outstanding as of March 12, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

Cancellation of Shares, Cancelled Debt

On August 14, 2003, our then incumbent directors returned 145,600,000 of our common shares to treasury for cancellation in order to make our company more attractive for prospective financing or other transactions.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Equity Compensation Plan Information

During the year ended December 31, 2003 we did not have any equity compensation plans in place.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

Item 12. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

We have oral month-to-month service agreements with some of our directors and officers. Currently two of our directors each receive $6,000 per month, and one officer receives $2,000 per month for services provided on our behalf.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

Exhibit Number and Exhibit Title

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

3.2 Bylaws (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

3.3 Certificate of Forward Stock Split filed with Nevada Secretary of State on November 6, 2003.

3.4 Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on February 2, 2004.

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

10.6 Harrison 6 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.7 Harrison 7 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.8 Harrison 8 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.9 Warranty Deed dated November 27, 2001 (incorporated by reference from our Registration Statement on Form SB-2, filed on January 29, 2002).

10.10 Letter of Intent between Orbit Energy, LLC and Altus Explorations Inc. dated October 22, 2003 (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2003 and amended on November 26, 2003).

10.11 Letter of Intent between B.B.I. Inc./Escopeta Oil Company, L.L.C. and Altus Explorations Inc. dated October 22, 2003 (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2003 and amended on November 26, 2003).

10.12 Assignment of Bill and Sale between CodeAmerica Investments, LLC and Altus Explorations Inc. dated October 22, 2003 (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2003 and amended on November 26, 2003).

10.13 Exploration Agreement between Escopeta Oil Company, L.L.C and Altus Explorations Inc. dated November 12, 2003.

10.14 2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics

(23) Consents of Experts & Counsel

23.1 Consent of Independent Auditor (Malone & Bailey, PLLC)

(31) Section 302 Certifications

31.1 Certification of Milton Cox
31.2 Certification of Don Sytsma

(32) Section 906 Certification

32.1 Certification of Milton Cox
32.2 Certification of Don Sytsma

Reports on Form 8-K

On November 6, 2003, as amended on November 26, 2003 reporting the letters of intent entered into with Orbit Energy, LLC and BBI Inc/Escopeta Oil Company, LLC and the 10% working interest in T.E. Lane.

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2003 and 2002 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending September 30, 2003, June 30 and March 31, 2003 were $16,860.

Audit Related Fees

For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Malone & Bailey, PLLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Malone & Bailey, PLLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Malone & Bailey, PLLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of Bassam Nastat, Andy Kim and Don Sytsma); or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Malone & Bailey, PLLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey PLLC's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTUS EXPLORATIONS INC.

By: /s/ Milton Cox
Milton Cox, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Don Sytsma
Don Sytsma, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

By: /s/ Steve Bajic
Steve Bajic, Secretary

By: /s/ Andy Kim
Andy Kim, Director

By: /s/ Bassam Nastat
Bassam Nastat, Director

Date: April 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Milton Cox Milton Cox	President and Chief Executive Officer	April 13, 2004

/s/ Don Sytsma Don Sytsma	Chief Financial Officer and Treasurer	April 13, 2004

/s/ Steve Bajic Steve Bajic	Secretary	April 13, 2004

/s/ Bassam Nastat Bassam Nastat	Director	April 13, 2004

/s/ Andy Kim Andy Kim	Director	April 12, 2004