Form 10QSB
period 2004-03-31
ALTUS EXPLORATIONS INC
filed 2004-05-13
CIK 1165639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2004_____________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  001-31444_________________________
Altus Explorations Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 100 - 8900 Germantown Road Olive Branch, Mississippi 38654
(Address of principal executive offices)
662.893.7376
(Issuer's telephone number)
n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

42,594,326 common shares issued and outstanding as at May 5, 2004.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 2004
(Unaudited)

ASSETS

Current assets
Cash	$ 211,118
Other	10,722
Total current assets	221,840

Property and equipment, net	2,809
Oil and gas properties, full cost method
Unproved properties, not subject to amortization	4,453,327
Proved properties, net	280,288
$ 4,958,264

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 20,107
Accounts payable - related party	4,710
Note payable - shareholder	3,250
Total current liabilities	28,066

Commitments

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 800,000,000 shares authorized, 42,594,326 shares issued and outstanding	42,595
Additional paid in capital	5,213,385
Deficit accumulated during the development stage	(325,782)
Total Stockholders' Equity	4,930,198

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,958,264

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2003
and Period from November 2, 2001 (Inception) through March 31, 2004
(Unaudited)

	Three Months Ended March 31,		Inception through March 31,
	2004	2003	2004

Revenues	$ 2,213	$ -	$ 2,213

Costs and expenses
Lease operating	3,949	-	3,949
General and administrative	104,266	25,267	320,389
Depreciation, depletion & amortization	1,413	-	2,986
Interest expense	19	-	671
Total	109,607	-	$ 327,995

Net loss	$ (107,394)	$ (25,267)	$ (325,782)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	38,598,004	180,153,600

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
and Period from November 2, 2001 (Inception) through March 31, 2004

	Three Months Ended March 31,		Inception through March 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (107,394)	$ (25,267)	$ (325,267)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-
Depreciation, depletion and amortization	1,413	-	1,000
Net change in:
Prepaid expenses and other assets	(10,722)		2,986
Accounts payable	(8,163)	29	20,106
Accounts payable - related party	(8,195)	-	4,710
CASH FLOWS USED IN OPERATING ACTIVITIES	(133,061)	(25,038)	(307,702)

CASH FLOWS FROM IN INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(4,776)
Investment in oil and gas properties	(186,984)	-	(547,634)
CASH FLOWS USED IN INVESTING ACTIVITIES	(186,984)	-	(552,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	500,000	-	1,067,981
Payment on note payable - shareholder	-	-	(2,001)
Proceeds from note payable - shareholder	-	-	5,250
CASH FLOWS FROM FINANCING ACTIVITIES	500,000	-	1,071,230

NET INCREASE (DECREASE) IN CASH	179,955	(25,038)	211,118
Cash, beginning of period	31,163	34,970	-
Cash, end of period	$ 211,118	$ 9,932	$ 211,118

Supplemental Non-cash Disclosures:
Common stock for working interests in oil and gas properties	$ 4,187,000	$ -	$ 4,187,000

ALTUS EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Altus Exploration, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.

NOTE 2 - ACQUISITION OF WORKING INTEREST IN OIL AND GAS PROPERTIES

Altus entered into a Lease Purchase and Sale Agreement (the "Agreement") with CodeAmerica to purchase CodeAmerica's undivided working interests' in certain oil and gas leases located in Freestone County, Texas for approximately $4.2 million. To acquire the Freestone County proven reserves, we issued 4,040,726 common shares to CodeAmerica. Code America is owned by the Director, CEO and President of Altus.

Prior to the Agreement we held a 10% undivided working interest in the T.E. Lane gas unit proved developed reserves and in the offsetting acreage proved undeveloped reserves. With the acquisition we have increased its undivided working interest in the T.E. Lane gas unit to 20%, and our undivided interest in the proved undeveloped offsetting acreage to 100%. Our consulting reservoir engineer estimates proved recoverable reserves for the acquired undeveloped offsetting acreage of approximately 1.3 Bcf per offset well.

Item 2. Management's Discussion and Analysis and Plan of Operation.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Altus" mean Altus Explorations Inc., unless otherwise indicated.

General

We are an exploration stage resource company, and are primarily engaged in the exploration and development of the properties in which we have acquired interests.

The address of our principal executive office is Suite 100 - 8900 Germantown Road, Olive Branch, Mississippi 38654. Our telephone number changed to 662.893.7376 and our fax number changed to 662.893.7883.

Our Current Business

We are an independent resource company primarily engaged in the exploration and development of natural gas and oil reserves in the United States lower 48 states and Alaska. Our current core area of attention is the exploration and development of the following prospect opportunities:

  Development and exploitation of proved undeveloped natural gas reserves in Texas,
  Exploration and prospect drilling in the Cherokee basin of Southeast Kansas and Northeastern Oklahoma; and
  Pursuant to an executed letter of intent, exploration drilling of approximately 17,000 acres onshore Alaska in the upper Cook-inlet Basin.

We are continuing our initiatives to secure sufficient financing to fund our existing oil and natural gas exploration and development initiatives, and to fund future opportunities as they arise. Our current oil and gas initiatives include the exploration and development of the following prospect opportunities:

Freestone County, Texas

On October 22, 2003, we acquired a 10% non-operating working interest in the T.E. Lane gas unit located in Freestone County, Texas. This acquisition was from CodeAmerica Investments, LLC ("Code America") for a price of $200,000. CodeAmerica is a company owned by our President, Milton Cox. The T.E. Lane No. 1 is a 15,400'

gas well completed in the Bossier formation. The Bossier wells in this area typically independently produce at 4 to 10 MMCFD with recoverable reserves of 2 to 6 BCF after stimulation. The well commenced production in mid January 2004 and total gross natural gas production during the first quarter 2004 was 7,370 Mcf. Our consulting reservoir engineer estimates proved recoverable reserves for the T.E. Lane No. 1 well of approximately 1.3 Bcf. The T.E. Lane gas unit is subject to royalties of 28% of production.

We entered into a Lease Purchase and Sale Agreement (the "Agreement") with CodeAmerica to purchase CodeAmerica's undivided working interests' in certain oil and gas leases located in Freestone County, Texas for approximately $4.2 million. To acquire the Freestone County proven reserves, we issued 4,040,726 common shares to CodeAmerica.

Prior to the Agreement we held a 10% undivided working interest in the T.E. Lane gas unit proved developed reserves and in the offsetting acreage proved undeveloped reserves. With the acquisition Altus increased its undivided working interest in the T.E. Lane gas unit to 20%, and its undivided interest in the proved undeveloped offsetting acreage to 100%. Our consulting reservoir engineer estimates proved recoverable reserves for the acquired undeveloped offsetting acreage of approximately 1.3 Bcf per offset well.

Southeast Kansas and Northeastern Oklahoma Prospects

In early November 2003, we entered into an agreement with Escopeta Oil Company, L.L.C. ("Escopeta"), a Texas based exploration company, to develop a portion of approximately 34 prospect areas within the Cherokee basin of Southeast Kansas and Northeastern Oklahoma. During the year 2003, we paid Escopeta a total of $90,000 for our 50% share of acquisition costs for leases on the initial three prospects (which total approximately 3,000 acres) together with our share of the geological library and other costs. The 34 prospect areas consist of approximately 195,000 contiguous acres. The prospects are subject to royalties totalling 25% of production. We will also carry Escopeta's 25% working interest in the drilling of the initial well to casing point in each of the initial three prospects.

The initial well, East Arbuckle Prospect: Jordan No. 1, was spud on March 17, 2004, surface casing was set and several drill stem tests were performed to test certain coal seams and favourable looking zones while in route to the target Mississippian / Arbuckle formation at 2,500 +/- feet. We paid our proportionate share of 50% of drilling costs plus the 25% of Escopeta's carried working interest in the well. During the 1st quarter 2004, we expended $98,400 in connection with the drilling and testing of the Jordan No. 1 well, and we are continuing to evaluate the test results. We are progressing the drilling of an initial well in the second prospect, and expect to spud the East Arbuckle Prospect: Elizabeth McNowan Trust No. 1 well during the second quarter 2004.

Cook-inlet Basin Prospects, Alaska

We have signed a letter of intent with B.B.I. Inc. / Escopeta Oil Company, L.L.C. ("B.B.I") dated October 22, 2003 to acquire the oil and gas leases for the 17,122 acre Alexander Creek Prospects located onshore within the upper Cook-inlet Basin, Alaska, which lie along the western margin of the Sustina River drainage. This property is just southeast of the Castle Mountain Fault. It is located six to 10 miles north of the Stump Lake gas field, and 6 to 9 miles east of the Lewis River gas field, both of which have established prolific gas production. We will pay approximately $1.3 million to acquire a 100% working interest in the leases, and we must pay the entire purchase price prior to commencement of drilling. Our agreement will provide B.B.I. the opportunity to back into a 25% working interest in the leases after payout of the first well.

Our intention is to drill the initial test well during year 2005 to a minimum of 10,000 feet in order to test the Sterling, Beluga and Tyonek formations, scheduled to be drilled in early 2005. Our preliminary reviews of geological and geophysical studies indicate a reasonable possibility of commercial quantities of recoverable gas reserves for this prospect. The purchase will be conditional on due diligence, agreed upon sale documentation and financing. We are in the process of expanding the lease acreage and are working to finalize the agreement with Escopeta for the Alexander Creek Prospects.

Identification and Evaluation of Oil and Gas Opportunities

In addition to our previously described exploration and development activities in Texas, Kansas/Oklahoma and Alaska, we proactively seek out and perform technical and commercial evaluations of natural gas and oil opportunities that may be of strategic and/or synergistic interest to us. These opportunities may involve the building of our inventory of exploration and development prospects, the continuing development of a solid producing reserve base, and/or midstream / delivery infrastructure development and investments that will complement our existing activities. Our opportunity evaluations are made with rigorous technical and economic criteria, and include the consideration of prudent constraints on our equity and debt financing capacity and capabilities.

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

Three Months Ended March 31, 2004 and 2003

During the three months ended March 31, 2004 Altus revenues totalled $2,213. These revenues were derived from Altus' interest in the T.E. Lane No. 1 well which commenced production in January 2004. This compares to the prior periods for which Altus had no revenues.

Operating, general and administrative expenses totalled $109,607 for the three months ended March 31, 2004 compared to $25,267 for the three months ended March 31, 2003. The increase in expenses over the calendar period ending March 31, 2003 reflects the re-direction of Altus' strategy during 2003 to focus on the exploration and development of oil and natural gas reserves in the United States lower 48 states and Alaska. As Altus has no full time or part-time employees, approximately 70-percent of expenses are associated with contract labor, month to month services, and professional fees.

For the three months ended March 31, 2004, we experienced a net loss of $107,394 compared to a net loss of $25,267 for the three months ended March 31, 2003.

Liquidity and Capital Resources

Historically, we have financed our cash flow and operations principally through the sale of common stock in private placement transactions. Our total cash and cash equivalent position as at March 31, 2004 was $211,118.

For the three months ended March 31, 2004, net cash used in operating activities was $133,061 compared to cash used in operating activities of $25,038 for the same period in 2003. Net cash provided by financing activity was $4,687,000 for the three months ended March 31, 2004. There was no cash generated through financing activity for the same period in 2003.

Cash provided by financing activity during the three months ended March 31, 2004 was derived from $500,000 related to the receipt of payment on the second tranche of the October 2003 private placement, and $4,187,000 associated with the March 2004 acquisition of additional interests in the Freestone County proved developed and proved undeveloped reserves that was funded through the issuance of 4,040,726 shares common stock to the seller CodeAmerica.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation described below, management believes that our available cash will not be sufficient to fund our operating and working capital requirements beyond the second quarter 2004 and therefore, we will have to raise financing through the issuance of equity or debt securities primarily in private placement transactions.

Plan of Operation

Cash Requirements

During the twelve month period ending March 31, 2005,we anticipate total cash requirements of approximately $6.6 million in connection with the exploration, drilling and continued development of primarily our oil and gas interests in Texas, Kansas/Oklahoma and Alaska.

More specifically, with regard to the Freestone County, Texas reserves we plan to expand and further develop our Texas proved reserves during the year 2004 by:

  Increasing our working interest in the T.E. Lane No. 1 gas unit and our interest in the offsetting acreage proved undeveloped reserves. This was accomplished in March 2004 with the acquisition of an additional 10% working interest in the Lane No. 1 well, and increasing our working interest in the offsetting acreage proved undeveloped reserves to 100%.
  The drilling of at least one 80 acre offset well to the T.E. Lane No. 1 gas unit. We expect to expend approximately $2.0 million gross to drill the first well to about 15,000 feet in the offsetting proved undeveloped reserve acreage, and to perform tests of favourable looking zones while in route to the target lower Bossier formation.
  Spudding a second well in the offsetting acreage by year end, with drilling completion by the end of the first quarter 2005. We estimate that approximately $1.8 million gross will be required to drill and complete the second offset well.

We plan to continue to expend funds in connection with the exploration of the Southeast Kansas and Northeastern Oklahoma Cherokee basin prospect areas during 2004 by:

  Expending approximately $450,000 gross to drill and perform test on wells in the initial three prospects (gross of $150,000 per well). Altus' proportional share of the drilling and testing costs for the initial three wells are projected to be $337,500. During the first quarter 2004, we expended approximately $98,400 in connection with the drilling and testing of the Jordan No. 1 well. We are progressing our initiative to drill an initial test well in the second prospect, and anticipate spudding the Elizabeth McNowan Trust No. 1 well during the 2nd quarter 2004.
  Subject to the three initial test wells being successful, we project expending funds on the continued development of the prospects at a rate of 2 wells per month at a cost of $60,000 each which is $120,000 per month starting in the August 2004 time frame. We would expect to expend approximately $600,000 gross for the remainder of the year 2004 for these additional wells, and our proportional cost to drill these additional wells would be in the range of $300,000.

With regard to the Cook-inlet Basin Prospects in Alaska, we expect to expend about $1.4 million during the year 2004 comprised of the following:

  Upon final execution of the Lease Purchase / Sale Agreement and amount of $100,000 plus an additional amount of $50,000;
  During the remainder of the year, we expect to expend approximately $125,000 for geological, engineering and permitting associated with the prospect; and

  On or before December 1, 2004 and prior to Escopeta assignment the Assets under the Lease Purchase / Sale Agreement to Altus, we must pay the balance of the purchase price of $1,134,150.

For the calendar year 2004, we estimate that we will expend approximately $360,000 on operating, general and administrative expenses, and estimate working capital requirements of $150,000.

Based on our current plan of operations, we have sufficient funds through the 2nd quarter 2004, after which time we will require additional funds to continue our exploration and development activities. We are currently working to secure financing to fund our requirements through private placement(s). There are no assurances, however, that we will be able to raise sufficient financing to meet our needs in the future.

In the event that we are unable to raise additional financing, and fail to generate significant operating cash flow, we will be required to modify our exploration, and reserve drilling and development plan accordingly. We may raise funds through equity financing, debt financing, or other sources, which could result in dilution in the equity ownership of the Company's shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to continue the exploration and development of our oil and gas interests, and our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2005

Operating, General and Administrative	$360,000

Exploration, Drilling and Development Expenditures
Southeast Kansas and Northeastern Oklahoma Prospects	$700,000
Cook-inlet Basin Prospects, Alaska	$1,450,000
Freestone County, Proved Undeveloped 1st & 2nd Offset Wells	$3,800,000
Other Prospects	150,000
$6,100,000

Working Capital	$150,000
Total	$6,610,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2005.

Employees

Currently we have no full time or part-time employees. We utilize short term contractors as necessary. Our directors and officers provide services on a month to month basis pursuant to oral arrangements, but have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next 12 month period. We may enter formal written service agreements with our directors and officers in the future. We expect to continue to outsource contract employment as needed. Depending on the level of success of our exploration and development initiatives, we may retain full or part-time employees in the future.

Going Concern

Due to our being a development stage company, the lack of revenues and the substantial capital funding requirements necessary to continue our drilling and development activities, our independent auditor's report on our audited financial statements, in the Altus Form 10KSB for the fiscal year ended December 31, 2003, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $325,782. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Our officers and directors beneficially own a total of 16,040,726 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors beneficially own a total of 16,040,726 shares of stock, which is 37.66% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

On February 4, 2004 we issued 500,000 units pursuant to Rule 506 of Regulation D under the Securities Act of 1933 at a price of $1.00 per unit. Each unit consists of a share and a non-transferable share purchase warrant. Each warrant entitles the holder to purchase an additional share in our company at price of $1.50 per common share for a period of one year from the date of closing.

On February 23, 2004 we completed a four for one split of our common stock to be effected by a dividend of three shares of our common stock to our shareholders of record on February 2, 2004 for each currently issued and outstanding share held.

On April 6, 2004 we issued 4,040,726 shares pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as payment in connection with the acquisition of our Freestone Property from CodeAmerica.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(3) Articles of Incorporation and Bylaws

3.1 Articles of Incorporation (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

3.2 Bylaws (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

3.3 Certificate of Forward Stock Split filed with Nevada Secretary of State on November 6, 2003. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

3.4 Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on February 2, 2004. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(10) Material Contracts

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

10.13 Exploration Agreement between Escopeta Oil Company, L.L.C and Altus Explorations Inc. dated November 12, 2003 (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004).

10.14 2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)

10.15 Lease Purchase and Sale Agreement between CodeAmerica Investments, LLC and Altus Explorations Inc. dated March 31, 2004. (incorporated by reference from our Current Report on Form 8-K, filed on April 13, 2004)

(14) Code of Ethics

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31) Section 302 Certifications

31.1 Certification of Milton Cox
31.2 Certification of Don Sytsma

(32) Section 906 Certification

32.1 Certification of Milton Cox
32.2 Certification of Don Sytsma

Reports on Form 8-K

On January 13, 2004, we filed a report on Form 8-K announcing the appointment of Messrs. Bassam Nastat and Don Sytsma to our Board of Directors.

On January 28, 2004, we filed a report on Form 8-K announcing the resignations of Andrew Stewart and Michael Twyman and the appointment of Steve Bajic as our secretary.

On February 27, 2004, we filed a report on Form 8-K, announcing the appointment of Andy Kim to our Board of Directors.

On April 13, 2004, we filed a report on Form 8-K, announcing the Lease Purchase and Sale Agreement with CodeAmerica.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTUS EXPLORATIONS INC.

By:/s/ Milton Cox
Milton Cox, President, Chief Executive Officer and Director
(Principal Executive Officer)

By:/s/ Don Sytsma
Don Sytsma, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

By: /s/ Bassam Nastat
Bassam Nastat, Director

Date: May 12, 2004