Form 10QSB
period 2004-06-30
ALTUS EXPLORATIONS INC
filed 2004-08-20
CIK 1165639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2004_____________

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

42,594,326 common shares issued and outstanding as at August 5, 2004.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2004
(Unaudited)

ASSETS

Current assets
Cash	$ 3,248
Other	10,722
Total current assets	13,970

Property and equipment, net	7,286
Oil and gas properties, full cost method
Proved properties, net	4,450,280
Unproved properties, not subject to amortization	458,432
Oil and gas properties, net	$ 4,908,712

TOTAL ASSETS	$ 4,929,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 66,206
Accounts payable - related party	48,304
Note payable - shareholder	3,250
Total current liabilities	117,760

Commitments

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 800,000,000 shares authorized, 42,594,326 shares issued and outstanding	42,595
Additional paid in capital	5,213,385
Deficit accumulated during the development stage	(443,772)
Total Stockholders' Equity	4,812,208

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,929,968

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2004 and 2003
and Period from November 2, 2001 (Inception) through June 30, 2004
(Unaudited)
	Three months ended June 30,		Six months ended June 30,		Inception through June 30,
	2004	2003	2004	2003	2004

Revenues	$ 4,147	$-	$6,360	$-	$6,360

Costs and expenses
Lease operating	2,133	-	6,083	-	6,083
General and administrative	116,119	9,767	220,344	35,034	436,508
Depreciation and depletion	3,884	-	5,296	-	6,870
Interest	1	-	21	-	671
Total costs and expenses	$122,137	$9,767	$231,743	$35,034	$450,132
	_________	_________	_________	_________	_________
Net loss	$(117,990)	$(9,767)	$(225,384)	$(35,034)	$(443,772)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	42,594,326	180,153,600	40,596,165	180,153,600

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
and Period from November 2, 2001 (Inception) through June 30, 2004

	Six Months Ended June 30,		Inception through June 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (225,384)	$ (35,034)	$ (443,772)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-		1,000
Depreciation, depletion and amortization	5,296	-	6,870
Net change in:
Prepaid expenses and other assets	(10,722)		(10,722)
Accounts payable & accrued expenses	37,936	(650)	66,206
Accounts payable - related party	35,399	-	48,304
CASH FLOWS USED IN OPERATING ACTIVITIES	(157,475)	(35,684)	(332,114)

CASH FLOWS FROM IN INVESTING ACTIVITIES
Purchase of property and equipment	(5,312)	-	(10,090)
Investment in oil and gas properties	(365,128)	-	(725,778)
CASH FLOWS USED IN INVESTING ACTIVITIES	(370,440)	-	(735,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	500,000	3,000	1,067,981
Payment on note payable - shareholder	-	(2,001)	(2,001)
Proceeds from note payable - shareholder	-	-	5,250
CASH FLOWS FROM FINANCING ACTIVITIES	500,000	999	1,071,230

NET INCREASE (DECREASE) IN CASH	(27,915)	(34,685)	3,248
Cash, beginning of period	31,163	34,970	-
Cash, end of period	$ 3,248	$ 285	$ 3,248

Supplemental Non-cash Disclosures:
Common stock for working interests in oil and gas properties	$ 4,187,000	$ -	$ 4,187,000

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

General

We are a development stage resource company that is primarily engaged in the exploration and development of domestic oil and natural gas properties in which we have acquired interests.

The address of our principal executive office is Suite 100 - 8900 Germantown Road, Olive Branch, Mississippi 38654. Our telephone number is 662.893.7376 and our fax number is 662.893.7883.

Our Current Business

We are an independent resource company primarily engaged in the exploration and development of natural gas and oil reserves in the United States lower 48 states and Alaska. Our current core area of attention is the exploration and development of the following prospect opportunities:

  Development of proved undeveloped natural gas reserves in Wharton County and Freestone County, Texas;
  Pursuant to an executed letter of intent, exploration drilling of approximately 17,000 acres onshore Alaska in the upper Cook-inlet Basin; and
  Exploration and prospect drilling of the Company's Lake Creek Prospect located in Southeast Kansas and Northeastern Oklahoma, pursuant to a Farmout Agreement with Orbit Energy, LLC executed in early July 2004.

Altus' ability to progress the exploration and development of the prospect opportunities is dependent of its ability to secure sufficient financing to successfully fund the prospect initiatives, to meet operating and working capital requirements, and to act on future opportunities as they arise.

Our current oil and gas initiatives include the exploration and development of the following prospect opportunities:

Freestone County, Texas

On October 22, 2003, we acquired a 10% non-operating working interest in the T.E. Lane gas unit located in Freestone County, Texas for $200,000 from CodeAmerica Investments, LLC ("CodeAmerica"), a company owned by our President, Milton Cox. In March 2004 we acquired an additional 10% non-operating interest in the T.E. Lane gas unit for $316,000 through issuance of 304,960 shares of Altus common stock to CodeAmerica. The T.E. Lane No. 1 is a 15,400' gas well completed in the Bossier formation. The Bossier wells in this area typically independently produce at 4 to 10 MMCFD with recoverable reserves of 2 to 6 BCF after stimulation. The well commenced production in mid January 2004, and total gross natural gas production during the first half of 2004 was 11,885 Mcf. Our consulting reservoir engineer estimates proved recoverable reserves for the T.E. Lane No. 1 well of approximately 1.3 Bcf. The T.E. Lane gas unit is subject to royalties of 28% of production.

In March 2002, we entered into a Lease Purchase and Sale Agreement (the "Agreement") with CodeAmerica to purchase CodeAmerica's undivided working interest in proved undeveloped reserves in offsetting acreage to the T.E. Lane gas unit in Freestone County, Texas for $3,871,000. This acquisition increased Altus' working interest in the offsetting acreage reserves from 10% to 100%, and the transaction was effectuated through the issuance of 3,735,766 shares of Altus common stock to CodeAmerica. Our consulting reservoir engineer estimates proved recoverable reserves for each of four offset wells to be drilled in the acquired undeveloped offsetting acreage of approximately 1.3 Bcf natural gas equivalent per offset well.

Wharton County, Texas

Altus entered into a Letter of Intent in July 2004 with CodeAmerica to purchase 100% of its interests' in certain oil, gas and mineral leases located in Wharton County, Texas. The leases include the approximately 165 acre Shwab Lease and the approximately 676 acre Anderson Lease, collectively designated as the Wharton County Acreage ("WCA"). Altus is to pay CodeAmerica the purchase price of $250.00 per acre, and it will be responsible for funding all geological and geophysical work that may be required to prepare the acreage for drilling. Upon Altus payment for the acquired acreage and its execution of a final purchase and sale agreement, CodeAmerica will transfer its interests in the Shwab and Anderson Leases to Altus.

Until payout, Altus will hold an 85% working interest and a 61.2% net revenue interest in the WCA. Escopeta Oil Company LLC has reserved a 10% "carried" working interest and an additional 20% "back-in" after payout on all wells drilled within the WCA. CodeAmerica will receive a 5% "carried" working interest on all wells drilled within the WCA.

The WCA is located in north central Texas, approximately four miles north of the town of Egypt. The WCA contains leases that are directly adjacent to wells that are producing from the Wilcox and Yegua Formations in the Southwest Bonus Field, and acreage directly north of the Southwest Bonus Field that is located in a separate fault block The Company anticipates initially drilling four wells in the WCA with the primary target formation being the proved undeveloped natural gas Wilcox Formation reserves associated with the Anderson Leases, which are immediately adjacent to the existing Southwest Bonus Field production.

Production from the adjacent Southwest Bonus Field started in August 1998 with successful drilling and completion of the Trans Texas Obenhaus lease. Through March 2004 the Southwest Bonus Field total production of natural gas and condensate has been approximately 96 Bcf and 2.8 million barrels, respectively. Four initial drilling locations have been identified, and the Company's consulting reservoir engineer estimates proved undeveloped recoverable reserves for the acquired leases of approximately 4.72 Bcf equivalent per well.

Southeast Kansas and Northeastern Oklahoma Lake Creek Prospects

In early November 2003, we entered into an agreement with Escopeta Oil Company, L.L.C. ("Escopeta"), a Texas based exploration company, to develop a portion of approximately 34 prospect areas within the Cherokee basin of Southeast Kansas and Northeastern Oklahoma (the "Lake Creek Prospects"). During the year 2003, we paid Escopeta a total of $90,000 for our 50% share of acquisition costs for leases on the initial three prospects (which total approximately 3,000 acres) together with our share of the geological library and other costs. The 34 prospect areas consist of approximately 195,000 contiguous acres. The prospects are subject to royalties totalling 25% of production. Under the Escopeta agreement, Altus was to carry Escopeta's 25% working interest in the drilling of the initial well to casing point in each of the initial three prospects.

The first initial well, East Arbuckle Prospect: Jordan No. 1, was spud on March 17, 2004, surface casing was set and several drill stem tests were performed to test certain coal seams and favourable looking zones while in route to the target Mississippian / Arbuckle formation at 2,500 +/- feet. We paid our proportionate share of 50% of drilling costs plus the 25% of Escopeta's carried working interest in the well. During the 1st and 2nd quarters 2004, we have expended approximately $122,240 in connection with the drilling, testing and evaluation of the initial well, and in preparation for the drilling of the second initial well.

In connection with continuing exploration and evaluation of the Lake Creek Prospect, Altus executed a Farmout Agreement with Orbit Energy, LLC ("Orbit") in July 2004. Orbit, the Operator, is required to drill a test well in the prospect area on or before September 1, 2004, to a depth of 3,500 feet or to a depth sufficient to thoroughly test the target Arbuckle Formation. This second initial well, the Elizabeth McNowan Trust No. 1, is expected to be spud by Orbit by mid August 2004. Pursuant to the Farmout Agreement, Orbit is responsible for and bears the expense and risk of the drilling, equipping, testing, and the plugging and abandonment of the Elizabeth McNowan Trust No. 1 and all others wells drilled under the Farmout Agreement. Orbit is also required to remit to Altus US$10,000, on or before the date of commencement of drilling for each and every drilling location permitted within the Lake Creek Prospect. Additionally, Orbit will carry Altus for a 25% working interest in each well drilled.

An entity owned by Altus' President, Milton Cox, owns a partial ownership interest in Orbit

Cook-inlet Basin North Alexander Prospects, Alaska

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

Our intention is to drill the initial test well to a minimum of 10,000 feet in order to test the Sterling, Beluga and Tyonek formations. Altus' anticipates scheduling the drilling of the first well in early 2005. Our preliminary reviews of geological and geophysical studies indicate a reasonable possibility of commercial quantities of recoverable gas reserves for this prospect. The purchase will be conditional on due diligence, agreed upon sale documentation and financing. We are in the process of expanding the lease acreage and are working to finalize the agreement with Escopeta for the Alexander Creek Prospects.

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

Results of Operations

Six Months Ended June 30, 2004 and 2003

During the six months ended June 30, 2004 Altus revenues totalled $6,360. These revenues were derived from Altus' interest in the T.E. Lane No. 1 well which commenced production in January 2004. This compares to the prior periods for which Altus had no revenues.

Operating, general and administrative expenses totalled $231,743 for the six months ended June 30, 2004 compared to $35,034 for the six months ended June 30, 2003. The increase in expenses over the calendar period ending June 30, 2003 reflects the re-direction of Altus' strategy to focus on the exploration and development of oil and natural gas reserve opportunities in the United States lower 48 states and Alaska. As Altus has no full time or part-time employees, approximately 69-percent of expenses are associated with contract labor, month-to-month services, and professional fees.

For the six months ended June 30, 2004, we experienced a net loss of $(225,384) compared to a net loss of $(35,034) for the six months ended June 30, 2003.

Liquidity and Capital Resources

Historically, we have financed our capital and operating cash requirements through the sale of common stock in private placement transactions. Our total cash and cash equivalent position as at June 30, 2004 was $4,558, while our accounts payable and current liabilities totalled $119,070.

For the six months ended June 30, 2004, net cash used in operating activities was $156,165 compared to cash used in operating activities of $35,684 for the same period in 2003. Net cash provided by financing activity was $500,000 for the six months ended June 30, 2004. There was no cash generated through financing activity for the same period in 2003.

Cash provided by financing activity during the six months ended June 30, 2004 was derived from the payment receipt of $500,000 related to the second tranche funding of the October 2003 private placement. Additionally, in March 2004 we increased our interests in the Freestone County proved developed and proved undeveloped reserves, and this was funded through the issuance of 4,040,726 shares common stock to the seller CodeAmerica.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation, management believes that our current available cash will not be sufficient to fund our capital expenditure, operating and working capital requirements in the third quarter 2004. Altus is actively pursuing the raising of financing sufficient to allow Altus to sustain the continuing evaluation of and development of its oil and natural gas reserve opportunities through the remainder of year 2004 and into the first quarter 2005. This financing may be through the issuance of equity or debt securities primarily in private placement transactions.

Future Operations

Cash Requirements

During the twelve month period ending June 30, 2005, we anticipate total cash requirements of approximately $12.0 million in connection with the exploration, drilling and continued development of Altus' oil and gas interests in primarily Texas, Kansas/Oklahoma and Alaska.

More specifically with regard to the Wharton County Texas reserves, we plan to expend and further develop our Wharton County proved reserves during the 2nd half year 2004 and 1st half year 2005 by:

  Completing the acquisition of the Shwab and Anderson Leases pursuant to the Letter of Intent between Altus and CodeAmerica that was executed in early July 2004, together with Altus' acquisition of certain strategic adjacent lease acreage. We expect to expend approximately $550,000 in connection with the acquisition of these leases; and
  The drilling of four wells in the Wharton County acreage with the target formation being the proved undeveloped natural gas Wilcox formation reserves that are directly adjacent to the existing Southwest Bonus Field production area. Altus' proportionate share of drilling and completion costs for these four wells is estimated to be approximately $7.9 million.

With regard to the Cook-inlet Basin North Alexander Prospects in Alaska, we expect to expend about $2.7 million during the remainder of year 2004 and in early year 2005 comprised of the following:

  Final execution of the Lease Purchase / Sale Agreement and payment of the balance of the purchase price totalling $1.3 million;
  Geological, engineering and permitting expenditures associated with the North Alexander Prospects totalling approximately $150,000; and
  Altus' proportionate share of its participation in the drilling of the initial well is estimated to be about $1.25 million.

In connection with the Freestone County, Texas reserves, Altus' attention and primary capital expenditures will be associated with the preparation for the drilling of the first and second 15,000 foot offset wells to the T.E. Lane No. 1 in order to further develop the proved undeveloped reserve acreage and to test favourable looking zone while in route to the lower target Bossier formation. Total estimated funding requirements for the next twelve months is approximately $100,000. Drilling of the reserves may be accelerated if acceptable financing can be secured by Altus to fund the drilling capital expenditure requirements.

Pursuant to the Kansas Lake Creek Prospect Farmout Agreement with Orbit, we expect to expend a nominal capital amount during the next twelve months. The Farmout Agreement provides that Orbit will remit to Altus $10,000 for each well permitted and spud within the Farmout area. In total we estimate that Altus will expend approximately $40,000, net through June 2005 in connection with the continuing evaluation and development of the Lake Creek Prospect.

For the calendar year 2004, we estimate that we will expend approximately $360,000 on operating, general and administrative expenses, and estimate working capital requirements of $150,000.

Based on the plan of operation, Altus' current available cash will not be sufficient to fund its capital expenditure, operating and working capital requirements in the third quarter 2004. Altus is actively pursuing the raising of debt or equity financing through private placement(s) sufficient to sustain its continuing evaluation and development of its oil and natural gas reserve opportunities for the remainder of year 2004 and into the first quarter 2005. There are no assurances, however, that Altus will be able to raise sufficient financing to meet our needs in the future.

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

Over the next twelve months we intend to use all available funds to continue the exploration and development of our oil and gas interests, and our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2005

Operating, General and Administrative	$ 360,000

Exploration, Drilling and Development Expenditures
Wharton County, Lease Acquisition and Drilling Costs	$ 8,425,000
Cook-inlet Basin North Alexander Prospects, Alaska	$ 2,700,000
Freestone County, Site Preparation, Permits	$ 100,000
Kansas and Oklahoma Lake Creek Prospects	$ 40,000
Other Prospects	$ 200,000
$ 11,465,000

Working Capital	$ 150,000
Total	$ 11,975,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2005.

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

Going Concern

Due to our being a development stage company, the lack of revenues and the substantial capital funding requirements necessary to continue our exploration, drilling and development activities, our independent auditor's report on our audited financial statements, in the Altus Form 10KSB for the fiscal year ended December 31, 2003, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources presented herein.

While we intend to raise additional financing to fund our capital expenditure and working capital needs during the remainder of year 2004 and into year 2005 through private placements, public offerings and/or bank financing and while we have been in discussions with specific investors; no definitive written agreements have yet been reached.

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

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(443,772). Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

We have no history of substantial revenues from operations and hold primarily interests in undeveloped reserves and exploration prospects. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

We do not own any resource properties. We hold working and revenue interests in various oil and gas leases, and have entered into a letter of intent to acquire certain working interests. We own 9 mineral claims

We do not own any resource properties. We hold working and royalty interests in oil and gas leases in Texas, Kansas and Oklahoma, and have entered into a letter of intent with respect to certain leases in Alaska. The letter of intent may not become a formal agreement unless we can finalize the terms with the parties. Even if the letter of intent is finalized into a formal agreement, we will have to pay costs associated with the agreement and we may have insufficient funds. We have working interests in various oil and gas leases. Unless we are able to pay our proportionate share of costs associated with our working interests, our interest in the leases may be diluted or we may lose our interests entirely.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

None.

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

10.14 2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)

10.15 Lease Purchase and Sale Agreement between CodeAmerica Investments, LLC and Altus Explorations Inc. dated March 31, 2004. (incorporated by reference from our Current Report on Form 8-K, filed on April 13, 2004)

10.16 Letter of Intent between CodeAmerica Investments, LLC and Altus Explorations Inc. dated June, 2004.(incorporated by reference from our Current Report on Form 8-K, filed on July 29, 2004)

10.17 Farmout Agreement between Altus Explorations Inc. and Orbit Energy, LLC dated June 30, 2004. (incorporated by reference from our Current Report on Form 8-K, filed on July 22, 2004)

(14) Code of Ethics

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

On May 10, 2004, we filed a report on Form 8-K, announcing our two forward stock splits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTUS EXPLORATIONS INC.

By: /s/ Milton Cox
Milton Cox, President, Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Don Sytsma
Don Sytsma, Chief Financial Officer, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

By: /s/ Andy Kim
Andy Kim, Director

By: /s/ Bassam Nastat
Bassam Nastat, Director

Date: August 12, 2004