Form 10QSB
period 2004-09-30
ALTUS EXPLORATIONS INC
filed 2004-11-16
CIK 1165639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2004_____________

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

42,594,326 common shares issued and outstanding as at November 1, 2004.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2004

(Unaudited)
ASSETS

Current assets
Cash	$ 221,049
Other	22,364
Total current assets	243,413

Property and equipment, net	8,723
Oil and gas properties, full cost method
Proved properties, net	4,445,102
Unproved properties, not subject to amortization	496,680
Oil and gas properties, net	4,941,782

TOTAL ASSETS	$ 5,193,918

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 99,483
Accounts payable - related parties	150,416
Accrued interest	753
Convertible loan	250,000
Note payable - shareholder	3,250
Total current liabilities	503,902

Commitments

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 800,000,000 shares authorized, 42,594,326 shares issued and outstanding	42,595
Additional paid in capital	5,241,162
Deficit accumulated during the development stage	(593,741)
Total Stockholders' Equity	4,690,016

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,193,918

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2004 and 2003
and Period from November 2, 2001 (Inception) through September 30, 2004

(Unaudited)
	Three months ended September 30,		Nine months ended September 30,		Inception through September 30,
	2004	2003	2004	2003	2004

Revenues	$ 7,422	$ -	$ 13,781	$ -	$ 13,782

Costs and expenses
Lease operating	19,331	-	25,414	-	25,414
General and administrative	103,353	97	323,696	35,131	539,860
Depreciation and depletion	6,134	-	11,430	-	13,004
Interest	28,574	-	28,593	-	29,245
Total costs and expenses	157,392	97	389,133	35,131	607,523
	_________	_________	_________	_________	_________
Net loss	$ (149,970)	$ (97)	$ (375,352)	$ (35,131)	$ (593,741)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	42,594,326	180,153,600	41,267,080	180,153,600

ALTUS EXPLORATIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003
and Period from November 2, 2001 (Inception) through September 30, 2004
	Nine Months Ended September 30,		Inception through September 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (375,352)	$ (35,131)	$ (593,741)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-		1,000
Beneficial conversion from convertible debt	27,777	-	27,777
Depreciation, depletion and amortization	11,430	-	13,004
Net change in:
Other assets	(22,364)		(22,364)
Accounts payable & accrued expenses	71,213	(2,650)	100,236
Accounts payable - related party	137,511	-	150,416
Accrued interest	753	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(149,032)	(37,781)	(323,672)

CASH FLOWS FROM IN INVESTING ACTIVITIES
Purchase of property and equipment	(7,705)	-	(12,484)
Investment in oil and gas properties	(403,377)	-	(764,025)
CASH FLOWS USED IN INVESTING ACTIVITIES	(411,082)	-	(776,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	500,000	3,000	1,067,981
Proceed from issuance convertible loan	250,000		250,000
Payment on note payable - shareholder	-	(2,001)	(2,001)
Proceeds from note payable - shareholder	-	3,251	5,250
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	750,000	4,250	1,321,230

NET INCREASE (DECREASE) IN CASH	189,886	(33,531)	221,049
Cash, beginning of period	31,163	34,970	-
Cash, end of period	$ 221,049	$ 1,439	$ 221,049

Supplemental Non-cash Disclosures:
Common stock for working interests in oil and gas properties	$ 4,187,000	$ -	$ 4,187,000

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

Our consulting reservoir engineer estimates proved recoverable producing reserves of approximately 1.3 Bcf for the Lane gas unit. An updated reserve study performed by an Altus consulting reservoir engineer during the 3rd quarter 2004 estimates proved recoverable reserves for the acquired undeveloped offsetting acreage of approximately 4 - 5 Bcf for each of four offset wells.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Current Business

We are an independent resource company primarily engaged in the exploration and development of natural gas and oil reserves in the United States. Our current core area of attention is the exploration and development of the following prospect opportunities:

  Development of proved undeveloped natural gas reserves in Freestone County, Texas;
  Participation in the drilling and development of proved undeveloped reserves in Wharton County, Texas;
  Pursuant to a Farmout Agreement with Orbit Energy, LLC executed in early July 2004, the exploration and prospect drilling in the Lake Creek Prospect located in Southeast Kansas;
  Identification and evaluation of proved producing reserves for possible acquisitions that would facilitate our building of a core oil and gas producing reserve base for us and our shareholders.

Our ability to progress the exploration and development of oil and natural gas opportunities is heavily dependent on our ability to secure financing sufficient to allow us to fund our initiatives, to meet operating and working capital requirements, and to act on future opportunities as they arise.

Our current oil and gas initiatives include the exploration and development of the following prospect opportunities:

Freestone County, Texas

On October 22, 2003, we acquired a 10% non-operating working interest in the T.E. Lane gas unit located in Freestone County, Texas for $200,000 from CodeAmerica Investments, LLC ("CodeAmerica"), a company owned by our President, Milton Cox. In March 2004 we acquired an additional 10% non-operating interest in the T.E. Lane gas unit for $316,000 through issuance of 304,960 shares of our common stock to CodeAmerica. The T.E. Lane No. 1 is a 15,400' gas well completed in the Bossier formation. The Bossier wells in this area typically independently produce at 4 to 10 MMCFD with recoverable reserves of 2 to 6 BCF after stimulation. The well commenced production in mid January 2004, and total gross natural gas production during the first nine months 2004 was 25,367 Mcf with 3rd quarter 2004 gross production totalling 11,892 Mcf. Our consulting reservoir engineer estimates proved recoverable reserves for the T.E. Lane/8 No. 1 well of approximately 1.3 Bcf, with our 20% non-operated interest reserves totalling approximately 235,000 Mcf. The T.E. Lane gas unit is subject to royalties of 28% of production.

In March 2002, we entered into a Lease Purchase and Sale Agreement (the "Agreement") with CodeAmerica to purchase CodeAmerica's undivided working interest in proved undeveloped reserves in offsetting acreage to the T.E. Lane gas unit in Freestone County, Texas for $3,871,000. This acquisition increased our working interest in the offsetting acreage reserves from 10% to 100%, and the transaction was effectuated through the issuance of 3,735,766 shares of our common stock to CodeAmerica. During the third quarter 2004, an updated reserve analysis was prepared and our consulting reservoir engineer concluded that proved recoverable reserves from the Cotton Valley Sands and Bossier Sands formations are in the range of 4 - 5 Bcf for each of four offset wells to be drilled in the acquired undeveloped offsetting acreage to the Lane gas unit. The estimated aggregate recoverable reserves associated with our 100% working interest in the acerage is estimated to be approximately 16-20 Bcf for the four offset wells.

We are actively pursuing financing to fund the drilling of the offset wells in the acquired acreage. Total gross capital investment to drill and complete the four offset wells is approximately $12.5 million.

Wharton County, Texas

In July 2004 we entered into a Letter of Intent with CodeAmerica to purchase certain lease acreage located in Wharton County, Texas. The leases included acreage under a Shwab lease and an Anderson lease. The Letter of Intent provided for us to execute a final purchase and sale agreement and for us to remit payment to CodeAmerica for the lease acreage. We are in the process of restructuring the July 2004 Letter of Intent to provide us the right to participate in the drilling of the initial two Wharton County wells with a non-operating working interest of 10-percent. We would be responsible for its proportionate share of acquisition, drilling, completion and interconnection capital expenditures. The leases are subject to landowner royalty burden, and certain override royalties and carried working interests.

The acreage associated with the Wharton County leases is located in north central Texas, approximately four miles north of the town of Egypt. The drilling locations that have been identified set directly adjacent to wells that are producing from the Wilcox and Yegua Formations in the Southwest Bonus Field, and acreage directly north of the Southwest Bonus Field that is located in a separate fault block Our consulting reservoir engineer estimates gross proved undeveloped recoverable reserves of approximately 4.72 Bcf equivalent for each well, with our 10% non-operated working interest reserves totaling approximately .472 Bcf equivalent per well.

Production from the adjacent Southwest Bonus Field started in August 1998 with successful drilling and completion of the Trans Texas Obenhaus lease. Through March 2004 the Southwest Bonus Field total production of natural gas and condensate has been approximately 96 Bcf and 2.8 million barrels, respectively.

Southeast Kansas Lake Creek Prospects

In November 2003, we entered into a development agreement with Escopeta Oil Company, L.L.C. ("Escopeta") to acquire and develop prospect areas within the Cherokee basin of Southeast Kansas and Northeast Oklahoma. In connection with the agreement we paid $75,000 for a 50-percent proportionate share of geological and lease acquisition costs. In November 2004, we agreed with Escopeta to cancel and dissolve the development agreement. In connection with the dissolution of the development agreement, Escopeta assigned to us the balance of its working interest in leases in the prospect areas. We now hold a 100-percent working interest in all leases acquired in the prospect areas.

An initial well, the East Arbuckle, Jordan No. 1 was spud in the 1st quarter 2004 and drilled to a depth of approximately 2,500 feet to test the target Mississippian / Arbuckle formations in the Lake Creek Prospect area. In July 2004, we entered into a Farmout Agreement with Orbit Energy, LLC to farmout the Lake Creek Prospect located in Elk and Chautauque Counties in Southeast Kansas. Pursuant to the Farmout Agreement, we currently hold a 25-percent "carried" working interest in the drilling and development of reserves within the Lake Creek Prospect.

Orbit spud a second initial well, the Elizabeth McNowan Trust No. 1, during the 3rd quarter 2004 to drill and test the Arbuckle and Mississippian formations. Tests are in progress to determine the deliverability potential of the reservoir formations. An Orbit decision whether to drilling additional wells in the Lake Creek Prospect will be made once the tests are completed and the acquired data is fully analyzed.

Cook-inlet Basin North Alexander Prospects, Alaska

In October 2003 we signed a non-binding letter of intent with a company to acquire its interests in certain oil and gas leases that comprise approximately 17,122 acres identified as the Alexander Creek Prospects located onshore within the upper Cook-Inlet Basin, Alaska. The letter of intent provided that we would pay the lease holder approximately $1.3 million to acquire a 100% working interest in the leases. An initial test well was originally anticipated to be drilled during early 2005 to a minimum depth of 10,000 feet to test the Sterling, Beluga and Tyonek formations.

Geological and geophysical studies made suggest that additional seismic data should be shot prior to the spudding of an initial test well. Our continuing pursuit of this relatively high-risk capital intensive prospect has been assigned a low priority.

Identification and Evaluation of Oil and Gas Opportunities

To build a sound, solid and profitable oil and gas producing reserve base and in order to take advantage of certain energy industry opportunities from the current and projected continuing high oil and gas commodity prices, we are actively seeking out potential acquisition opportunities that may-be of strategic and/or synergistic interest to us that would serve to enhance shareholder value. Opportunity assessments are subject to rigorous technical and commercial evaluations to ensure the soundness of an acquisition, its contribution to building a solid producing reserve base, and our ability to finance an acquisition at terms and conditions favorable to us and our shareholders.

In addition to assessing acquisitions of producing oil and gas reserves, we are also considering options that would involve the acquisition of operating companies, and/or the acquisition or development of upstream / midstream / downstream delivery infrastructure asset investments. We intend to continue our initiatives to build an inventory of technically and economically viable exploration and development prospects to ensure our continued growth and our value to our stakeholders.

Our British Columbia Property

We own certain mineral claims located in British Columbia, Canada. Title to the property is not registered in our name but is registered in the name of Mr. Blake Becher, a free miner and prospector in British Columbia who conveyed title to the claims to us by an unrecorded deed, dated December 13, 2002. Each of the nine claims encompasses 62.5 acres and the claims are more particularly described by the tenure numbers 398933 to 398941 inclusive. The claims are located approximately 82 miles west of Nanaimo, British Columbia, Canada, and approximately 10 miles north from the town of Ucluelet on Vancouver Island. The property is within the Alberni Mining Division.

In regards to our foregoing interests, our "working interest" consists of our share of gross production, revenues, burdens, field operating costs and gathering and processing fees before deduction of royalties. Our "net revenue interest" means our working interest less the royalties that are payable.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Operating revenues totalled $7,422 during the three month period ending September 30, 2004, and were derived from the sale of natural gas production from the Lane No. 1 well during the third quarter 2004. We did not have revenues during the three month period ending September 30, 2003.

Operating, general and administrative expenses totalled $128,818 during the three months ended September 30, 2004 compared to $97 for the three months ended September 30, 2003. The increase in operating, general and administrative expenses over the same period during the prior year reflects our re-direction to focus on the exploration and development of oil and natural gas reserve opportunities. Interest expense totalled $28,754 for the three months ended September 30, 2004, and is comprised primarily of the non-cash charge associated with the beneficial conversion component of the convertible loan agreement executed in late September 2004. There was no interest expense for the three months ended September 30, 2003. For the three months ended September 30, 2004, we experienced a net loss of $(149,970) compared to a net loss of ($97) for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 and 2003

Total operating revenues for the nine month period ending September 30, 2004 was $13,781. The revenues were derived from the sale of the Lane No. 1 gas production during the period. This compares to the same period in the prior year when we had no revenues.

Operating, general and administrative expenses totalled $360,540 for the nine months ended September 30, 2004 compared to $35,131 for the nine months ended September 30, 2003. The increase in expenses over the calendar period ending September 30, 2003 reflects the re-direction of our strategy to focus on the exploration and development of oil and natural gas reserve opportunities in the United States. Interest expense for the nine month period totalled $28,593, comprised primarily of the non-cash charge associated with the beneficial conversion component of the convertible loan agreement executed in late September 2004. There was no interest expense for the nine month period ended September 30, 2003. As we have no full time or part-time employees, approximately 64-percent of expenses are associated with contract labor, month-to-month services, and professional fees.

For the nine months ended September 30, 2004, we experienced a net loss of $(375,352) compared to a net loss of $(35,131) for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Historically, we have financed our capital and operating cash requirements primarily through the sale of common stock in private placement transactions. Our total cash and cash equivalent position as at September 30, 2004 was $221,049 while our accounts payable and accrued expenses totalled $250,652. Other current liabilities that are associated with a convertible loan agreement entered into with Excalibur Investment Corporation ("Excalibur") and a note payable with one founding shareholder totalling $253,250 at September 30, 2004.

On September 20, 2004 we entered into a one-year convertible loan agreement ("Loan Agreement") with Excalibur pursuant to which Excalibur lent us the sum of US$250,000. The loan carries interest at a rate of 10% per annum, subject to any reductions in the capital amount of the Loan by virtue of the Lender exercising its conversion rights under the agreement.

Excalibur has the right to convert either a portion of or the total outstanding amount of the loan plus accrued interest upon notice to us, at a price per share equal to the lesser of 90% of the:

(a) average closing bid price of the shares as listed on a principal market, as quoted by Bloomberg L.P. (the "Closing Bid Price") for the five (5) trading days immediately preceding the date the loan was advanced to us; or

(b) average Closing Bid Price of the shares as listed on a principal market, as quoted by Bloomberg L.P. for the five (5) trading days immediately preceding the date we receive notice of conversion from Excalibur.

To date, we have not received any notice of conversion from the Lender. The Loan Agreement provides us the right to prepay any portion of the loan remaining outstanding up to the full amount of the loan without penalty or bonus. Should we undertake and file a registration statement under the 1933 Securities Act, the Loan Agreement provides the Lender the right to elect to include in the registration statement shares that would be issued to the Lender upon exercise of its conversion rights under the Loan Agreement. The Agreement provides a penalty if a registration statement is not declared effective within 180 days after the Lender provides notice to us if its election to have the registration statement include shares associated with the Lender's share conversion option. The penalty can be up to a maximum of 6% of the loan outstanding.

The convertible loan and the shares issuable thereunder were issued in reliance upon Regulation S, promulgated under the Securities Act of 1933, as amended.

For the nine months ended September 30, 2004, net cash used in operating activities was $149,032 compared to cash used in operating activities of $37,781 for the same period in 2003. Net cash provided by financing activity was $750,000 for the nine months ended September 30, 2004, compared to cash provided by financing activities for the same period in 2003 of $4,250.

Cash provided by financing activity during the nine months ended September 30, 2004 was derived from the payment receipt of $500,000 related to the second tranche funding of the October 2003 private placement and proceeds from a convertible loan agreement entered into with Excalibur in September 2004. Additionally, in March 2004 we increased our interests in the Freestone County proved developed and proved undeveloped reserves, and this was funded through the issuance of 4,040,726 shares common stock to the seller CodeAmerica.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation, management believes that our current available cash will not be sufficient to fund our capital expenditure, operating and working capital requirements in the fourth quarter 2004.

We are vigorously pursuing the raising of addition debt and equity financing sufficient to allow us to sustain our operations and sufficient to continue development of our oil and gas reserve holdings. We anticipate that our financing will be structured as a combination of debt and equity instruments raised principally in private placement transactions.

Future Operations

Cash Requirements

During the twelve month period ending September 30, 2005, we project total cash requirements of approximately $8.5 million to be expended primarily in connection with our drilling and continued development of our oil and gas interests located in Texas. Our cash requirements include amounts necessary to sustain our operations and amounts to be directed to the continued identification and evaluation of oil and gas exploration and development prospects and opportunities.

With regard to our Freestone County Texas reserves, it is our desire to drill and complete the first and second 15,000 foot offset wells to the T.E. Lane No. 1 gas unit. This would allow us to develop the proved undeveloped reserves associated with the lease acreage and allow it to test favourable looking formations while in route to the targeted lower Bossier formation. Capital expenditure funding requirements to drill the two wells over the next twelve month period are estimated to be approximately $6.6 million.

In July 2004 we entered into a letter of intent with CodeAmerica to acquire certain lease acreage located in Wharton County, Texas. Together with CodeAmerica, we are in the process of restructuring the original letter of intent that would provide us the right to participate in the drilling of two initial Wharton County wells with a non-operating working interest of 10-percent. We would be responsible for its proportionate share of capital expenditures estimated to be approximately $8.0 million gross, or $800,000 net to us for its 10-percent interest.

Pursuant to the Kansas Lake Creek Prospect Farmout Agreement with Orbit, we expect to expend a nominal capital amount during the next twelve months. The Farmout Agreement provides that Orbit will remit to us $10,000 for each well permitted and spud within the Farmout area. Orbit is in the process of evaluating the drilling results of the second initial test well, the Elizabeth McNowan Trust No. 1, to determine whether / if additional wells are to be drilled in the Lake Creek Prospect. We estimate that we may expend approximately $40,000 net, over the next twelve months should the operator decide to continue the evaluation and development of the Lake Creek Prospect.

With regard to the Cook-inlet Basin North Alexander Prospects in Alaska, results of geological and geophysical studies performed suggest that additional seismic data should be shot prior to expending additional capital funds to drill an initial test well, originally targeted to be spud in early 2005. We have assigned a low priority to continuing to expend capital funds for this prospect, and do not anticipate any cash requirements over the next twelve months.

On an annualized basis, we estimate that we will expend approximately $360,000 on operating, general and administrative expenses, and estimate working capital requirements of $150,000.

Based on the plan of operation, our current available cash will not be sufficient to fund its capital expenditure, operating and working capital requirements in the fourth quarter 2004. We are actively pursuing the raising of debt or equity financing through private placement(s) sufficient to sustain the continuing evaluation and development of our oil and natural gas reserve opportunities for the remainder of year 2004 and into the year 2005. There are no assurances, however, that we will be able to raise sufficient financing to meet our needs in the future.

In the event that we are unable to raise additional financing, and fail to generate significant operating cash flow, we will be required to modify our exploration, and reserve drilling and development plan accordingly. We may raise funds through equity financing, debt financing, or other sources, which could result in dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to continue the exploration and development of oil and gas opportunities, and our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending September 30, 2005

Operating, General and Administrative	$ 360,000

Exploration, Drilling and Development Expenditures
Freestone County, Drill & Complete Two PUD Offset Wells	$ 6,600,000
Wharton County, Lease Acquisition & Drilling Participation	$ 800,000
Kansas Lake Creek Prospect	$ 40,000
Other Exploration and Development Prospects	$ 500,000
$ 7,940,000

Working Capital	$ 150,000
Total	$ 8,450,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2005.

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

Going Concern

Due to our being a development stage company, the lack of revenues and the substantial capital funding requirements necessary to continue our exploration, drilling and development activities, our independent auditor's report on our audited financial statements, in our Form 10-KSB for the fiscal year ended December 31, 2003, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources presented herein.

While we intend to raise additional financing to fund our capital expenditure and working capital needs during the remainder of year 2004 and into year 2005 through private placements, public offerings and/or bank financing. While we have had dialog and discussions with specific potential investors; no definitive written agreements have yet been reached.

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

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(593,741). Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

We do not own any resource properties. We hold working and revenue interests in various oil and gas leases, and have entered into a letter of intent to acquire certain working interests. We own 9 mineral claims

We do not own any resource properties. We hold working and royalty interests in oil and gas leases in Texas and Kansas. We have working interests in various oil and gas leases, however, unless we are able to pay our proportionate share of costs associated with our working interests, our interest in the leases may be diluted or we may lose our interests entirely.

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

Our officers and directors beneficially own a total of 15,227,438 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors beneficially own a total of 15,227,438 shares of stock, which is 35.75% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2004 we entered into a convertible loan agreement with Excalibur Investment Corporation whereby Excalibur Investment Corporation will lend us the sum of US$250,000. The loan shall bear interest at a rate of 10% per annum.

Excalibur Investment Corporation may convert either a portion of or the total outstanding amount of the loan plus accrued interest as of that date into shares, at such price per share as is equal to the lesser of 90% of the:

(a) average closing bid price of the shares as listed on a principal market, as quoted by Bloomberg L.P. (the "Closing Bid Price") for the five (5) trading days immediately preceding the date the loan was advanced to us; or

(b) average Closing Bid Price of the shares as listed on a principal market, as quoted by Bloomberg L.P. for the five (5) trading days immediately preceding the date we receive notice from Excalibur Investment Corporation.

The convertible loan and the shares issuable thereunder have been and will be issued in reliance upon Regulation S, promulgated under the Securities Act of 1933, as amended. Should we undertake and file a registration statement under the 1933 Securities Act, the Loan Agreement provides the Lender the right to elect to include in the registration statement shares that would be issued to the Lender upon exercise of its conversion rights under the Loan Agreement. The Agreement provides a penalty if a registration statement is not declared effective with 180 days after the Lender provides us with notice if its election to have the registration statement include shares associated with the Lender's share conversion option. The penalty can be up to a maximum of 6% of the loan outstanding.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

10.14 2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)

10.15 Lease Purchase and Sale Agreement between CodeAmerica Investments, LLC and Altus Explorations Inc. dated March 31, 2004. (incorporated by reference from our Current Report on Form 8-K, filed on April 13, 2004)

10.16 Convertible Loan Agreement between Excalibur Investment Corp. and Altus Explorations Inc. dated September 20, 2004. (incorporate by reference from our Current Report on Form 8-K, filed on September 29, 2004)

10.17 Cancellation of Release Agreement between Altus Explorations Inc. and Escopeta Oil Company, LLC dated November 1, 2004.

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

Date: November 16, 2004