Form 10KSB
period 2004-12-31
ALTUS EXPLORATIONS INC
filed 2005-04-15
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  0-31444

Altus Explorations, Inc.
(Name of small business issuer in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 100 - 8900 Germantown Road Olive Branch, Mississippi	38654
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  662.893.7376

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. $25,510

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.

27,366,888 shares at $.76(1) per share = $20,798,835.

(1) based on the average bid ask price as of April 1, 2005.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

42,594,326 common shares issued and outstanding as of March 30, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No ☒

Glossary of Oil and Gas Terms

The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and this information statement:

Bbl.   One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

Bcf. One billion cubic feet of gas.

BOE.   One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 Mcf to 1 Bbl of oil.

“Carried” Working interest.   A working interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and, but does not require the owner to pay a share of the costs of drilling. The owner’s share of drilling costs is “carried” by another party. A “carried” working interest owner generally is required to pay its proportionate share of production costs.

Developed acreage.   The number of acres which are allocated or assignable to producing wells or wells capable of production.

Development well.   A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Differential.   An adjustment to the price of oil or natural gas from an established spot market price or index to reflect differences in the location of the oil or natural gas. Also commonly referred to as location basis.

Exploratory well.   A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

Farm-In / Farm-Out.   An agreement between a participant who brings a property into the venture and another participant who agrees to spend an agreed amount to explore and develop the property and has no right of reimbursement but may gain a vested interest in the venture. A “Farm-In” describes the position of the participant who agrees to spend the agreed-upon sum of money to gain a vested interest in the venture. A “Farm-Out” describes the position of the participant who brings a property into the venture and grants a interest in the venture to the participant who spends an agreed-sum of money to earn its interest in the venture.

Gas. Natural gas.
Gross acres. The total acres in which a person or entity has a working interest.
Gross oil and gas wells. The total wells in which a person or entity owns a working interest.

Infill drilling.   A drilling operation in which one or more development wells is drilled within the proven boundaries of a field.

MBbl. One thousand barrels of oil or other liquid hydrocarbons.
MBOE. One thousand BOE.
Mcf. One thousand cubic feet of gas.

Midstream.   The portion of the oil and gas industry focused on marketing, gathering, transporting and storing oil.

MMBbl. One million barrels of oil or other liquid hydrocarbons.
MMBOE. One million BOE.
MMcf. One million cubic feet of gas.
Net acres. Gross acres multiplied by the percentage working interest.

Net oil and gas wells. Gross wells multiplied by the percentage working interest.
Net production. Production that is owned, less royalties and production due others.

Net revenue interest.   Our share of revenues after satisfaction of all royalty and other non-cost-bearing interests.

NYMEX. New York Mercantile Exchange.
Oil. Crude oil, condensate and natural gas liquids.

Operator.   The individual or company responsible for the exploration and/or exploitation and/or production of an oil or gas well or lease.

PV-10.   The pre-tax present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices in effect as of the dates of such estimates and held constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions).

Proved developed reserves.   Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved reserves.   Per Article 4-10(a)(2) of Regulation S-X, the SEC defines proved oil and gas reserves as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Reservoirs are considered proved if economic productivity is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes: (i) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (ii) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

Estimates of proved reserves do not include: (i) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves” (ii) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (iii) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (iv) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

Proved reserve additions.   The sum of additions to proved reserves from extensions, discoveries, improved recovery, acquisitions and revisions of previous estimates.

Proved undeveloped reserves.   Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

Reserve life.   A measure of the productive life of an oil and gas property or a group of properties, expressed in years. Reserve life is calculated by dividing proved reserve volumes at year-end by production for that year.

Reserve replacement cost.   The cost per BOE of reserves added during a period calculated by using a fraction, the numerator of which equals the costs incurred for the relevant property acquisition, exploration, exploitation and development and the denominator of which equals changes in proved reserves due to revisions of previous estimates, extensions, discoveries, improved recovery and other additions and purchases of reserves in-place.

Reserve replacement ratio.   The proved reserve additions for the period divided by the production for the period.

Royalty.   An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

Standardized measure.   The present value, discounted at 10% per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices in effect as of the dates of such estimates and held constant throughout the productive life of the reserves (except for consideration of price changes to the extent provided by contractual arrangements), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on current costs and assuming continuation of existing economic conditions). Future income taxes are calculated by applying the statutory federal and state income tax rate to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to oil and gas operations.

Undeveloped acreage.   Acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well.

Upstream.   The portion of the oil and gas industry focused on acquiring, exploiting, developing, exploring for and producing oil and gas.

Waterflood.   A secondary recovery operation in which water is injected into the producing formation to maintain reservoir pressure and force oil toward and into the producing wells.

Working interest.   An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Altus” mean Altus Explorations Inc., unless otherwise indicated.

Our Current Business

We are an independent resource company primarily engaged in the exploration and development of natural gas and oil reserves in the United States. Our current core area of attention is the exploration and development of the following prospect opportunities:

•	Development of proved undeveloped natural gas reserves in Freestone County, Texas;
•	The Phase II drilling and development of the Kansas Lake Creek Prospect acreage located in Southeast Kansas; and
•	Participation in the development of lease acreage located in Wharton County, Texas.

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

Our current oil and gas initiatives include the exploration and development of the following prospect opportunities:

Freestone County, Texas

During the year 2003, we acquired a 10% non-operating working interest in the T.E. Lane gas unit located in Freestone County, Texas. The T.E. Lane unit commenced gas production in January 2004 from the Bossier formation and was drilled to a depth of approximately 15,400 feet. In March 2004, we increased our non-operating working interest in the producing T.E. Lane gas unit to 20% through an acquisition from CodeAmerica Investments (“CodeAmerica”), a company owned by our President Milton Cox. The acquisition was valued at $316,000 and we funded it through the issuance of 304,960 common shares to CodeAmerica. Our proportionate share of gross production from the T.E. Lane unit for the year 2004 was 7,613 Mcf, which generated revenues totalling $25,510 for the year. Our consulting reservoir engineer estimates total gross proved recoverable reserves for the T.E. Lane unit of approximately 1.3 Bcf. The production is subject to a 28% royalty burden.

Additionally, in March 2004 we acquired from CodeAmerica its 100% undivided working interest in reserves directly offsetting the producing T.E. Lane unit, pursuant to the Lease Purchase and Sale Agreement with CodeAmerica. As these acquired reserves directly offset existing production, these natural gas reserves are categorized as proved undeveloped reserves (PUD). The reserves were acquired at an arms length basis based on their fair market value determined through projected future discounted cash flow analyses with inclusion of projected future capital expenditure requirements to drill and complete four direct offset wells to the T.E. Lane gas unit. The total acquisition value was $3,871,000 and was funded through the issuance of 3,735,766 common shares to CodeAmerica in March 2004.

During late 2004, an updated reserve analysis was prepared and our consulting engineer concluded that proved recoverable reserves from the Cotton Valley Sands and Bossier Sands formations are in the range of 3 – 5 Bcf for each of four offset wells to be drilled in the acquired undeveloped offsetting acreage to the T.E. Lane gas unit. The estimated gross aggregate recoverable reserves associated with our 100% working interest in the acreage is estimated to be approximately 12-20 Bcf for the four offset wells. The production is subject to a 28% royalty burden.

We are actively pursuing financing to fund the drilling of the four offset wells in the acquired acreage. Total gross capital investment to drill and complete the four offset wells is approximately $12.5 million.

Southeast Kansas Lake Creek Prospects

During the year 2003 we entered into a development agreement to acquire and develop certain prospect acreage located within the Cherokee basin of Southeast Kansas. In July 2004, we entered into a Lake Creek Farmout Agreement with Orbit Energy, LLC to farmout the Lake Creek Prospect acreage to Orbit. The Farmout Agreement provides for us to receive from Orbit $10,000 per well drilled in the Lake Creek Prospect acreage together with a 25% “carried” working interest in each well drilled. The Lake Creek No. 1 well was completed and commenced commercial production on January 18, 2005, with gross daily production levels of approximately 18-20 barrels crude oil and 100 Mcf natural gas per day.

In December 2004 we amended the Lake Creek Farmout Agreement with Orbit to provide Altus the right to continue to participate in the drilling and development of prospect acreage located outside the original Lake Creek Prospect Acreage with a working interest up to 25%, of which 10% is to be “carried” by Orbit. The Lake Creek No. 2, 3 and 4 wells were drilled during the 1st quarter 2005. The Lake Creek No. 3 well was completed in February 2005 with gross initial flow rates of approximately 130 Mcf natural gas production per day. The Lake Creek No. 2 well was connected to the gas sales line in March 2005 and the installation of crude oil related production equipment has been completed and we are in the process of testing the No. 2 sustainable crude oil flow rates. The completion of the Lake Creek No. 4 well was delayed due to wet weather, and is now scheduled for early May 2005..

We entered into the Second Amendment to the Lake Creek Farmout Agreement with Orbit on January 19, 2005. The Second Amendment provides Altus the right to continue to participate in Phase II of the drilling and development program of acreage outside the original Lake Creek Prospect Acreage. Current Phase II plans are to drill 10-15 wells over the next twelve months. Pursuant to the Second Amendment, Altus has the right to participate with a working interest up to 25%, for which it would be responsible for its proportionate share of capital expenditures attributable to its working interest in the wells. The operator is in the process of preparing well locations for drilling, and expects to spud a minimum of three wells during the second quarter 2005.

Wharton County, Texas

In July 2004 we announced that Altus had entered into a Letter of Intent with CodeAmerica to purchase certain lease acreage located in Wharton County, Texas. The Letter of Intent provided us the right to participate in the drilling and development of two initial wells located in Wharton County, Texas with a non-operating working interest of 10%. The Letter of Intent was contingent on the execution of a final purchase / sale agreement and for us to remit payment to CodeAmerica for the lease acreage.

Project developers are in the process of finalizing financing to effect the drilling and completion of the Wharton County acreage. As consideration for our initial participation in Wharton County Prospect, we expect to secure a nominal royalty interest in revenues derived from the first four wells drilled. This will allow us to participate in the drilling and development of Wharton County, without having to fund a working interest owner’s proportionate share of capital investment cash calls made by the operator. Current estimates of gross recoverable reserves per well are approximately 3.2 Bcf.

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

Geological and geophysical studies made suggest that additional seismic data should be shot prior to the spudding of an initial test well. Our continuing pursuit of this relatively high-risk capital intensive prospect has been assigned a very low priority.

Identification and Evaluation of Oil and Gas Opportunities

We are actively pursuing oil and gas development / exploration / exploitation prospects and infrastructure investments that may-be of strategic and/or synergistic interest to us, together with seeking financing to fund the associated capital investment requirements. We believe that the U.S. oil and gas industry continues to offer sound investments that would allow us to produce stable returns on our investments, and allow us to continue to build our inventory of oil and gas prospects and expand our producing reserve base.

Our British Columbia Property

Early in Altus’ formation, we acquired certain mineral claims located in British Columbia, Canada. The title to the property is not registered in our name but is registered in the name of Mr. Blake Becher, a free miner and prospector in British Columbia who conveyed title to the claims to us by an unrecorded deed, dated December 13, 2002. Each of the nine claims encompasses 62.5 acres and the claims are more particularly described by the tenure numbers 398933 to 398941 inclusive. The claims are located approximately 82 miles west of Nanaimo, British Columbia, Canada, and approximately 10 miles north from the town of Ucluelet on Vancouver Island. The property is within the Alberni Mining Division. It is our intent to not to expand further resource or capital funds in connection with these mineral claims.

United States Natural Gas and Oil Industry

The natural gas and oil industry in the United States is highly competitive, experiences significant commodity price volatility and is subject to substantial local, state and federal regulations concerning matters such as permitting, drilling and environmental requirements. We are primarily targeting the exploration, exploitation, development and production of natural gas reserves to meet the U.S. consumers’ robust appetite for energy.

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

Studies indicate that insufficient natural gas reserve development in the U.S., combined with steep production decline rates of existing proved developed reserves have created natural gas consumers and market concerns over the adequacy and reliability of natural gas in the U.S., particularly during peak consumption periods. The United States Department of Energy, Energy Information Agency, projects that substantial increases in the imports of natural gas into the U.S. primarily in the form of liquefied natural gas (“LNG”) will be required to supplement the growing gap between demand for natural gas and available domestic supplies to meet that demand within the U.S.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(683,642). Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

•	Our ability to locate a profitable resource property;
•	Our ability to generate revenues; and
•	Our ability to reduce exploration costs.

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

We have no history of substantial revenues from operations and hold primarily interests in undeveloped reserves and exploration prospects. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in this offering or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that: contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask”

prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the SEC requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

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

Trading of our stock may be restricted by the SEC’s Penny Stock Regulations which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

From our inception to October, 2003, our principal offices were located at 1208 - 1030 West Georgia Street, Vancouver, British Columbia V6E 4Y3 and our telephone number was 604.662.7900. We leased that office space from Alpha Beta Developments Inc. on a month to month basis and our monthly rental was $500 Canadian dollars. As of October 2003, we moved our principal offices to Suite 100, 8900 Germantown Road, Olive Branch, Mississippi 38654. Our telephone number is 662-893-7376. We lease our office space from McDowell & Son on a month to month basis and pay our proportionate share of monthly rent totaling $1,600. During the fiscal year ending December 31, 2004, we paid $19,200 for rent.

The properties in which we hold our interests have one productive natural gas well at the date hereof.

Our Texas Property

As of December 31, 2004 we hold a 10% working interest in the T.E. Lane Gas Unit, and working interests in ten leases covering approximately 526.1 gross acres in Freestone County, Texas. The leases are more particularly described as Texas State lease numbers FRTX0001-00 to 01; FRTX0003-00 to 04; and FRTX0004-00 to 01.

Our Kansas Properties

We hold a working interest in leases covering approximately 3,000 acres in the Chatauqua and Elk Counties of Kansas. The property is more particularly described by the following townships and ranges:

T31S; R9E (All) - T32S; R8E (Sec.’s 1-2-3-10-11-12-13-14-15-22-23-24-34-35 & 36) - T32S; R9E (All) - T32S; R10E (All) - T33S; R8E (Sec.’s 1-2-3-10-11-12-13-14-15-22-23-24-25-26-27-34-35 & 36) - T33S; R9E (All) - T34S; R8E (Sec.’s 1-2-3-4-9-10-11-12-13-14-15-16-21-22-23-24-25-26-27-28-33-34-35 & 36) - T34S; R9E (All) - T35S; R8E (Sec.’s 1-2-3-10-11-12-13-14 & 15) and T35S; R9E (Sec.’s 1 through 13 inclusive).

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

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On January 13, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the name “Altus Explorations, Inc.” and under the symbol “ATUX”. The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2004 and 2003. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High(2)	Low(2)
March 31, 2003	0.01	0.01
June 30, 2003	0.02	0.02
September 30, 2003	0.02	0.02
December 31, 2003	2.00	0.00
March 31, 2004	3.60	0.80
June 30, 2004	1.60	0.79
September 30, 2004	0.97	0.41
December 31, 2004	0.50	0.19

(1) Our common stock received approval for quotation on January 13, 2003. The first trade occurred December 10, 2003.

(2) On November 6, 2003, we affected an 8 for 1 forward split of our common stock and on February 24, 2004 we effected a 4 for 1 forward split, as a result all stock prices have been adjusted on a post-split basis.

On March 24, 2005, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $.91.

As of January 1, 2005, there were 48 holders of record of our common stock. As of such date, 42,594,326 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

We did not issue any shares that were not registered under the Securities Act of 1933 during the three month period ended December 31, 2004.

Item 6.	Management Discussion and Analysis and Plan of Operation.

Results of Operations.

For the year ending December 31, 2004 we posted losses of $465,253 as compared to losses of $182,128 for the year ended December 31, 2003. Inception through December 31, 2004 losses total $683,642. General and administrative expenses are the principal component of our losses since inception.

Financial Condition, Liquidity and Capital Resources

At December 31, 2004, we had cash of $4,500, and working capital of $(329,183). At December 31, 2003 we had working capital of $486,738 comprised primarily of a $500,000 subscription receivable associated with the October 2003 private placement, for which the funds were received in early February 2004.

In addition to the above referenced amounts, at December 31, 2004 we had investments in primarily proven producing and proved undeveloped natural gas reserves totalling $4,926,813. At December 31, 2003 our investments in oil and gas reserves totalled $360,650. At December 31, 2002 our total assets were $34,970 comprised entirely of cash.

As of December 31, 2004, our total liabilities were $333,683 comprised primarily of a convertible loan payable to Excalibur Investment Corp. totalling $250,000 plus accrued interest of $7,055. Additionally, we had account payables to related parties and advances from shareholders totalling $64,370. Account payables due third parties totalled $12,258 at December 31, 2004. This compares to our total liabilities of $44,425 at December 31, 2003.

In January 2004, the T.E. Lane gas unit commenced commercial production. Our net share of revenues from the unit for the year ending December 31, 2004 totalled $25,510. This compares to the prior year in which we had no revenues since inception.

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

Cash Requirements

During the twelve month period ending December 31, 2005, we project total cash requirements of approximately $8.3 million to be expended primarily in connection with our drilling and continued development of our oil and gas interests located in Texas, and our participation in Phase II of the Kansas drilling and development program. Our cash requirements include amounts necessary to sustain our operations and amounts to be directed to the continued identification and evaluation of oil and gas exploration and development prospects and opportunities.

With regard to our Freestone County Texas reserves, it is our desire to drill and complete all four 15,000 foot offset wells to the T.E. Lane No. 1 gas unit. This would allow us to develop the proved undeveloped reserves associated with the lease acreage and allow it to test favourable looking formations while in route to the targeted lower Bossier formation. Capital expenditure funding requirements to drill two T.E. Lane gas unit offset wells over the next twelve month period are estimated to be approximately $6.5 million.

Pursuant to our Second Amended Lake Creek Farmout Agreement with Orbit, it is our desire to participate in the drilling of at least 10 wells with a 10% non-operating working interest in each well. Our capital investment requirements is approximately $75,000 per well, and our participation in 10 wells will require approximately $750,000 over the next twelve months.

On an annualized basis, we estimate that we will expend approximately $300,000 on operating, general and administrative expenses, and estimate working capital requirements of $200,000.

Based on the plan of operation, our current available cash will not be sufficient to fund its capital expenditure, operating and working capital requirements for the year 2005. We are actively pursuing the raising of debt or equity financing through private placement(s) sufficient to sustain the continuing evaluation and development of our oil and natural gas reserve opportunities into the year 2005. There are no assurances, however, that we will be able to raise sufficient financing to meet our needs in the future.

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

Over the next twelve months we intend to use all available funds to continue the exploration and development of oil and gas opportunities, and our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2005

Operating, General and Administrative	$300,000

Exploration, Drilling and Development Expenditures
Freestone County, Drill & Complete Two PUD Offset Wells	$6,500,000
Kansas Lake Creek Prospect Phase II Participation	$750,000
Other Exploration and Development Prospects	$500,000
$7,750,000

Working Capital	$200,000
Total	$8,250,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2005.

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

Going Concern

Due to our being a development stage company, the lack of revenues and the substantial capital funding requirements necessary to continue our exploration, drilling and development activities, our independent auditor’s report on our audited financial statements, in this Form 10-KSB for the fiscal year ended December 31, 2004, contains a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management’s discussion of our financial condition, liquidity and capital resources presented herein.

While we intend to raise additional financing to fund our capital expenditure and working capital needs into year 2005 through private placements, public offerings and/or bank financing. While we have had dialog and discussions with specific potential investors; no definitive written agreements have yet been reached.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our balance sheet, the statements of operations and stockholders’ equity, and the cash flows statements included elsewhere in this filing.

Item 7.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Auditor’s Report of Lopez Blevins Bork & Associates, LLP for the audited financial statements for the years ended December 31, 2004 and 2003 is included herein immediately preceding the audited financial statements.

Altus Explorations, Inc. (audited):

Independent Auditor’s Report, dated March 21, 2005

Consolidated Balance Sheets as at December 31, 2004 and 2003

Consolidated Statements of Operations for the year ended December 31, 2004, December 31, 2003 and for the period from November 2, 2001 (incorporation) to December 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2004, December 31, 2003 and for the period from November 2, 2001 (incorporation) to December 31, 2004

Consolidated Statements of Cash Flows for the year ended December 31, 2004, December 31, 2003 and for the period from November 2, 2001 (incorporation) to December 31, 2004

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Altus Explorations, Inc.

(A Development Stage Company)

Olive Brach, Mississippi

We have audited the accompanying balance sheet of Altus Explorations, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended and for the period from November 2, 2001 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altus Explorations, Inc. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years then ended and for the period from November 2, 2001 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, Altus’ recurring losses from operations and the need to raise additional financing in order to fund its oil and gas exploration and development activity and satisfy vendors and other creditor obligations, raise substantial doubt about its ability to continue as a going concern. (Management’s plans as to these matters are also described in Note 2). The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

March 21, 2005

ALTUS EXPLORATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2004

	December 31,
	2004	2003
ASSETS

Current assets
Cash	$4,500	$31,163

Oil and natural gas properties, full cost method
Subject to amortization, net	4,926,813	—
Not subject to amortization	—	360,650

Other property and equipment, net	8,997	3,203

	$4,940,310	$395,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,258	$28,270
Accounts payable - related party	26,520	12,905
Accrued interest	7,055	—
Convertible loan	250,000	—
Advances from shareholders	37,850	3,250
Total current liabilities	333,683	44,425

Commitments

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 800,000,000 shares authorized, 42,594,326 shares, and 38,553,600 issued and outstanding at December 31, 2003 and 2002, respectively	42,595	38,5554
Additional paid in capital	5,247,674	1,030,426
Subscription receivable	—	(500,000)
Deficit accumulated during the development stage	(683,642)	(218,389)
Total stockholders’ equity	4,606,627	350,591

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,940,310	$395,016

See accompanying summary of accounting policies

and notes to financial statements

ALTUS EXPLORATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

and Period from November 2, 2001 (Inception) through December 31, 2004

	Years Ended December 31,		Inception through December 31,
	2004	2003	2004

Revenues	$25,510	$—	$25,510

Costs and expenses
Lease operating	20,048	—	20,048
General and administrative	421,755	180,303	637,918
Depreciation and depletion	14,065	1,574	15,639
Interest	34,895	251	35,547
	490,763	182,128	709,152

Net loss	$(465,253)	$(182,128)	$(683,642)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	41,600,705	137,762,367

See accompanying summary of accounting policies

and notes to financial statements

ALTUS EXPLORATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From November 2, 2001 (Inception) through December 31, 2004

	Common Stock		Additional paid in capital	Deficit accumulated during the development stage	Subscription Receivable	Total
	Shares	Amount
Issuance of common stock to founders for cash	160,000,000	$ 160,000	$ (155,000)	$ -	$ (3,000)	$ 2,000
Net loss	-	-	-	(2,014)	-	(2,014)
Balance, December 31, 2001	160,000,000	160,000	(155,000)	(2,014)	(3,000)	(14)
Issuance of common stock for cash	20,153,600	20,154	42,826	-	-	62,980
Expenses paid by shareholder	-	-	1,000	-	-	1,000
Net loss	-	-	-	(34,247)	-	(34,247)
Balance, December 31, 2002	180,153,600	180,154	(111,174)	(36,261)	(3,000)	29,719
Shares returned by officers	(145,600,000)	(145,600)	145,600	-	-	-
Proceeds from subscription receivable	-	-	-	-	3,000	3,000
Issuance of common stock for cash	4,000,000	4,000	996,000	-	(500,000)	500,000
Net loss	-	-	-	(182,128)	-	(182,128)
Balance, December 31, 2003	38,553,600	38,554	1,030,426	(218,389)	(500,000)	350,591
Proceeds from subscription receivable	-	-	-	-	500,000	500,000
Issuance of common stock for oil and gas properties	4,040,726	4,041	4,182,959	-	-	4,187,000
Beneficial conversion from convertible debt	-	-	27,777	-	-	27,777
Stock option intrinsic value amortization	-	-	6,512	-	-	6,512
Net loss	-	-	-	(465,253)	-	(465,253)
Balance, December 31, 2004	$ 42,594,326	$ 42,595	$ 5,247,674	$ (683,642)	$ -	$ 4,606,627

See accompanying summary of accounting policies and notes to financial statements

ALTUS EXPLORATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

and Period from November 2, 2001 (Inception) through December 31, 2004

	Years Ended December 31,		Inception through December 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(465,253)	$(182,128)	$(683,642)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	—	—	1,000
Beneficial conversion from convertible debt	27,776	—	27,776
Depreciation, depletion and amortization	14,065	1,573	15,640
Stock option intrinsic value amortization	6,512	—	6,512
Net change in:
Other assets	—	—	—
Accounts payable & accrued expenses	(16,010)	25,020	12,258
Accounts payable - related party	13,615	12,905	26,520
Accrued interest	7,055	—	7,055
CASH FLOWS USED IN OPERATING ACTIVITIES	(412,240)	(142,630)	(586,881)

CASH FLOWS FROM IN INVESTING ACTIVITIES
Purchase of property and equipment	(9,050)	(4,776)	(13,826)
Investment in oil and gas properties	(389,973)	(360,650)	(750,623)
CASH FLOWS USED IN INVESTING ACTIVITIES	(399,023)	(365,426)	(764,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	500,000	503,000	1,067,981
Proceed from issuance convertible loan	250,000	—	250,000
Proceed from subscription receivable	—	—	—
Payment on note payable - shareholder	—	(2,001)	(2,001)
Proceeds from note payable - shareholder	34,600	3,250	39,850
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	784,600	504,249	1,355,830

NET INCREASE (DECREASE) IN CASH	(26,663)	(3,807)	4,500
Cash, beginning of period	31,163	34,970	—
Cash, end of period	$4,500	$31,163	$4,500

Supplemental Non-cash Disclosures:
Common stock for working interests in oil and gas properties	$4,187,000	$—	$4,187,000

See accompanying summary of accounting policies and notes to financial statements

ALTUS EXPLORATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Altus Explorations, Inc. (“Altus”) was incorporated in Nevada on November 2, 2001, to engage in the acquisition and exploration of mining properties. In August 2003, Altus decided to focus their efforts on the oil and gas resource exploration and development sector.

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

Impairment of Long-Lived Assets.

Altus reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Altus assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

The costs of the Company’s oil and gas properties, including the estimated future costs to develop proved reserves, are depreciated using a composite units-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, then the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the aggregate of the present value, discounted at 10%, of estimated future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties, less related income tax effects.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

In July 2003, an issue was brought before the Financial Accounting Standards Board (FASB) regarding whether or not contract-based oil and gas mineral rights held by lease or contract (“mineral rights”) should be recorded or disclosed as intangible assets. The issue presents a view that these mineral rights are intangible assets as defined in Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and, therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141 and SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas companies. The Emerging Issues Task Force (EITF) has added the treatment of oil and gas mineral rights to an upcoming agenda, which may result in a change in how Altus classifies these assets.

Should such a change be required, the amounts related to business combinations and major asset purchases that would be classified as “intangible undeveloped mineral interest” are immaterial as of December 31, 2004. The amounts related to business combinations and major asset purchases that would be classified as “intangible developed mineral interest” are also immaterial as of December 31, 2004.

Revenue Recognition

Revenues from the sale of oil and gas production are recognized upon passage of title, net of royalty interests. When sold production differs from Altus’ entitled share of production, a producer imbalance occurs between the interest owners. Should a situation ever arise wherein Altus’ imbalance due other interest owners exceeds its remaining share of reserves for a given property, Altus would record a liability for such. At December 31, 2004, Altus had no producer or transportation imbalances.

Impairment of Assets

Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount to individual cash flows. If deemed impaired, measurement and recording of an impairment loss is based on the fair value of the assets.

Stock-Based Compensation

Altus accounts for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and other applicable accounting principles.

In January 2004 the Board of Directors approved the “2004 Stock Option Plan” and reserved 5,483,040 shares of Altus’ common stock for issuance in the form of incentive and/or non-qualified stock options to employees, consultants, officers and directors of Altus. On November 19, 2004 Altus issued incentive non-qualified stock options to consultants, contract labours, officers and Board members for Altus common shares totalling 4,325,000 shares. The options vest over a four-year period; are exercisable for a period of 10 years; have an exercise price of $.425 per share; and provide for certain vesting acceleration for selected participants upon the achievement of established performance criteria.

In November 2004 options totalling 800,000 shares were issued to Altus consultants and contract labours. The options were valued at $228,720 using the Black-Scholes option pricing model. The fair value of the options is being amortized over the four-year vesting period as compensation expense. Altus’ common stock options issued to Altus’ officers and directors in November 2004 totalled 3,525,000 common shares. The options provide for vesting acceleration should the Altus common stock close price exceed $1.01 for ten consecutive trading days as reported on the NASDAQ OTCBB.

The following table illustrated the effect on net income and earnings per share if Altus had applied the fiar value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2004	2003
Net loss, as reported	$ (465,253)	$ (182,128)
Add: Stock based intrinsic value included in report loss	6,512	-
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(28,991)	-
Pro-forma net loss	$ (493,947)	$ (182,128)
Basis and diluted net loss per share As reported Pro-forma	(0.00) (0.00)	(0.00) (0.00)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 117%, risk-free interest rate of 1.5%, and expected lives of 10 years.

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

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005.

NOTE 2 - GOING CONCERN

Altus’ financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Altus has incurred net losses of $465,253 and $182,128 for the years ended December 31, 2004 and 2003. This condition raises substantial doubt about Altus’ ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Altus is working to secure additional financing to fund its oil and gas exploration and development activities and to meet its obligations and working capital requirements over the next twelve months.

There are no assurances that Altus will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Altus’ working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Altus will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Altus. If adequate working capital is not available Altus may be required to curtail its operations.

NOTE 3 - PROPERTY

Property consisted of the following as of December 31, 2004:

Computers and furniture	3-5 years	$13,826
Less: accumulated depreciation		(4,829)
Net book value		$8,997

Depreciation expense totalled $3,254 and $1,573 for the years ended December 31, 2004 and December 31, 2003, respectively.

NOTE 4 – INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

December 31, 2004
Refundable Federal income tax attributable to:
Current Operations	$208,000
Less, Change in valuation allowance	(208,000)
Net refundable amount	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31, 2004
Deferred tax asset attributable to:
Net operating loss carryover	$232,000
Less, Change in valuation allowance	(232,000)
Net deferred tax asset	$-

At December 31, 2004, we had an unused net operating loss carryover approximating $683,000 that is available to offset future taxable income; it expires beginning in 2021.

NOTE 5 - RELATED PARTY TRANSACTIONS

CodeAmerica Loan Agreement

Effective January 1, 2005, Altus entered into a Loan Agreement with CodeAmerica Investments LLC (“CodeAmerica”), a company owned by our President, Milton Cox, for CodeAmerica to advance funds to Altus to meet its operating and working capital requirements. The loan provides for an interest rate of 10% per annum. The Loan Agreement provides that the loan will be due within five days of demand for payment by CodeAmerica.

Altus has outstanding loans due to shareholders of $37,850 and $3,250 at December 31, 2004 and 2003, respectively. Additionally, at December 31, 2004 and 2003, Altus has amounts due to related parties totalling $26,520 and $12,905, respectively primarily associated with services performed for Altus and amounts paid on the behalf of Altus in the ordinary course of business of operating an oil and gas company.

Altus has month-to-month service agreements with related parties. Currently, two directors each receive $6,000 per month and one director receives $4,000 per month for services performed on behalf of Altus.

Oil and Gas Property Purchase

In October 2003, Altus acquired a 10% working interest in the T.E. Lane gas unit located in Freestone County, Texas from CodeAmerica for a price of $200,000.

On March 31, 2004, Altus entered into a Lease Purchase and Sale Agreement (the “Agreement”) with CodeAmerica to purchase CodeAmerica’s undivided working interests in certain oil and gas leases located in Freestone County, Texas for $4,187,000. Prior to the Agreement Altus held a 10% undivided working interest in the T.E. Lane gas unit proved developed reserves and in the offsetting acreage proved undeveloped reserves. With the March 2004 acquisition, Altus increased its undivided working interest in the T.E. Lane gas unit to 20%, and its interest in the offsetting proved undeveloped acreage to 100%. The existing and acquired acreage are subject to a 28% royalty on production revenues.

The March 2004 reserve acquisitions from CodeAmerica were made at an arms length basis based on the fair market value of the proved producing and the offsetting proved undeveloped reserves that were acquired by Altus. The fair market values were established based on projected future discounted cash flow analyses that included consideration of: a) future development costs to drill and complete the reserves, b) independent reserve estimation, production rates and associated decline curves prepared by a consulting engineer, c) forward NYMEX price strips for natural gas, d) historical location basis for Freestone County relative to the Henry Hub, and e) estimated future operating costs.

The proved producing reserve interest acquired was based on a 10-percent discounted value calculation while the proved undeveloped reserve interests were based on a 16-percent discounted future cash flow analysis. In connection with the acquisition, Altus issued a total of 4,040,726 common shares to CodeAmerica. The total number common shares issued for the acquisition were based on the weighted average closing stock price for the ten days prior to consummation of the acquisition.

NOTE 6 - OIL AND GAS INVESTMENTS

Altus follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Investments in oil and gas properties consist of the following:

	December 31, 2004	December 31, 2003

Oil and gas properties:
Proved	$ 4,907,157	$ 250,000
Unproved	30,466	110,650
	4,937,623	360,650
Less: accumulated depreciation, depletion and amortization	10,810	-
	$ 4,926,813	$ 360,650

NOTE 7 - ACQUISITIONS OF OIL AND GAS PROPERTIES

Freestone County, Texas

In October 2003, Altus acquired a 10% working interest in the T.E. Lane gas unit located in Freestone County, Texas from CodeAmerica Investments, L.L.C. (“CodeAmerica”), a company owned by the Director, CEO and President of Altus, for a price of $200,000. In March 2004, Altus increased its working interest in the T.E. Lane gas unit to 20% and acquired a 100% working interest in offsetting acreage to the producing T.E. Lane gas unit. The purchase was made from CodeAmerica for $4,187,000 and was funded through the issuance of 4,040,726 common shares to CodeAmerica. All interests are subject to royalties of 28% of production revenue.

NOTE 8 - COMMITMENTS

Altus entered into an oral month to month agreement with a related party for office space in Mississippi. Altus has agreed to pay $1,600 per month for the space.

NOTE 9 - COMMON STOCK AND WARRANTS

On March 31, 2004 Altus entered into a Lease Purchase and Sale Agreement with CodeAmerica to purchase CodeAmerica’s undivided working interests in certain oil and gas leases located in Freestone County, Texas for approximately $4.2 million. In connection with the acquisition, the Company issued 4,040,726 common shares to CodeAmerica,.

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

On August 14, 2003, Altus’ directors returned 145,600,000 in order to make the company more attractive for prospective financing or other transactions. The 145,600,000 common shares were cancelled. Our directors still hold an aggregate of 12,200,000 common shares, which now equals approximately 31.6% of our issued and outstanding shares.

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

Proved Developed and Undeveloped Gas Reserves, at year end (net):

	For the Years Ended December 31,
	2004 (Mcf)	2003 (Mcf)
Beginning of year	130,000	-
Purchases of minerals in place	8,732,039	130,000
Improved recovery	-	-
Production	(7,613)	-
Revision of previous estimates	(30,348)	-

End of Year	8,824,078	130,000

Proved Developed Reserves at End of Year	184,078	130,000

Standardized Measure of Discounted Future Net Cash Flows:

	December 31,
	2004	2003
Future cash inflows	$ 36,172,013	$ 532,160
Future production and development costs	(14,511,092)	(156,555)
Future income taxes	(6,559,664)	-
Future net cash flows	15,101,257	375,605
10% annual discount for estimated timing of cash flows	(3,065,110)	(63,438)

Standardized Measure of Discounted Future Net Cash Flows	$ 12,036,147	$ 312,167

Changes in Standardized Measure of Discounted Future Net Cash Flows:

	For the Years Ended December 31,
	2004	2003
Beginning of the year	$ 312,167	$ -
Purchase of mineral in place	4,187,000	262,167
Extensions, discoveries and improved recovery, less related costs	1,212,334	-
Development costs incurred during the year	389,973	50,000
Sales of oil and gas produced, net of production costs	(5,462)	-
Accretion of discount	-	-
Net changes in prices and production costs	-	-
Net change in estimated future development costs	12,500,000	-
Revision of previous quantity estimates	-	-
Revision in estimated timing of cash flows	-	-
Net change in income taxes	(6,559,664)	-

End of the Year	$ 12,036,147	$ 312,167

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Malone & Bailey, PLLC (the “Former Accountant”) was dismissed on August 20, 2004 as our independent auditors. Malone & Bailey’s audit reports as of December 31, 2003 and 2002 and for each of the two years then ended on our financial statements did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except with respect to our ability to continue as a going concern.

During the two most recent fiscal years ended December 31, 2003 and 2002 and in the subsequent interim periods through the date of dismissal, there were no disagreements with Malone & Bailey, PLLC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey PLLC would have caused Malone & Bailey, PLLC to make reference to the matter in their report. Malone & Bailey, PLLC to furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated August 20, 2004 was filed as Exhibit 16 to our Form 8-K filed on August 20, 2004. Lopez, Blevins, Bork & Associates, L.L.P. was engaged on August 20, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the Board of Directors.

During the years ended December 31, 2004 and 2003 and subsequent to December 31, 2004 through the date hereof, neither Altus nor anyone on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at April 14, 2005, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Milton Cox	Director, CEO and President	57	October 1, 2003
Bassam Nastat	Director	36	November 22, 2003
Don Sytsma	Director, CFO, Secretary and Treasurer	47	November 22, 2003
Andy Kim	Director	41	February 20, 2004

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

From 1997 to 2000, Mr. Nastat was a financial consultant in the Private Client Group of Merrill Lynch, Toronto, Ontario. Mr. Nastat enrolled in the Midland Walwyn Financial (currently, Merrill Lynch) advisor program and became a broker at their Mississauga Carriage House Branch. From 1996 to 1997, Mr. Nastat worked in the International Settlements Department of Midland Walwyn (currently, Merrill Lynch) in Toronto, Ontario. Mr. Nastat was responsible for reconciliation of the Midland Walwyn’s US and European transactions that were cleared through the firm’s International Settlement Department.

Don Sytsma

Mr. Sytsma became a director, our CFO and Treasurer on November 22, 2003 and our Secretary on November 30, 2004.

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

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;
•	Nominating and Corporate Governance Committee; and
•	Compensation Committee.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated significant revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2004, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective February 27, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company’s officers including our president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

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

The following table summarizes the compensation of key executives during the last three complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Milton Cox(2) President, CEO and Director)	2004 2003 2002	$72,000 $18,000 $Nil	Nil Nil Nil	Nil Nil Nil	1,175,000(3) Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Donald Sytsma(4) Chief Financial Officer, Secretary and Director	2004 2003 2002	$20,000 $Nil $Nil	$Nil $Nil $Nil	Nil Nil Nil	1,175,000(5) Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)     The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Milton Cox became our President and CEO on October 1, 2003.

(3)     Milton Cox was granted stock options to purchase up to 1,175,000 common shares of our company on November 19, 2004. The options are exercisable at a price of $0.425 per share until November 19, 2014. These options vest over 4 years beginning on November 19, 2005, with a total of 293,750 options vesting each year. The options provide for acceleration of vesting should certain performance targets be achieved.

(4)     Donald Sytsma became our CFO on November 22, 2003 and our Secretary on November 30, 2004.

(5)     Donald Sytsma was granted stock options to purchase up to 1,175,000 common shares of our company on November 19, 2004. The options are exercisable at a price of $0.425 per share until November 19, 2014. These options vest over 4 years beginning on November 19, 2005, with a total of 293,750 options vesting each year. The options provide for acceleration of vesting should certain performance targets be achieved.

Employment/Consulting Agreements

We have oral month-to-month service agreements with some of our directors and officers. Currently two of our directors each receive $6,000 per month, and one officer receives $4,000 per month for services provided on our behalf.

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

Stock Option Plan

On January 28, 2004 we established a stock option plan pursuant to which 5,483,040 common shares were reserved for issuance.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of ten years.

Stock Options/SAR Grants

During the year ended December 31, 2004, we granted the following stock options to our directors and executive officers:

Options/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Milton Cox	1,175,000	27.17%	$0.425	November 19, 2014
Donald Sytsma	1,175,000	27.17%	$0.425	November 19, 2014
Bassam Nastat	1,175,000	27.17%	$0.425	November 19, 2014

(1) The denominator (of 4,325,000) was arrived at by calculating the net total number of new options awarded to directors, officers, employee and consultants during the year ended December 31, 2004. There were 800,000 stock options granted to non-employees during the year ended December 31, 2004.

There were no stock options exercised during the year ended December 31, 2004.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended December 31, 2004.

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

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of March 31, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Milton Cox 7227 Winchester Road, #258 Memphis, TN 38118 USA	9,227,438(2)	21.66%
Bassam Nastat 5831 Winch Street Burnaby, BC V5B 2J4 Canada	5,200,000	12.21%
Donald Sytsma 3107 Greenbriar Houston, TX 77098 USA	800,000	1.88%
Andy Kim 1408 Stonecutter Drive Oakville, ON L6M 3C3 Canada	Nil	Nil

Sterling Management of Belize 5 Park Avenue Orange Walk Town Belize City, Belize	4,000,000	9.39%
Directors and Officers (as a group)	15,227,438	35.75%

(1)         Based on 42,594,326 shares outstanding as of March 31, 2005 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

(2)         Of these shares, 3,227,438 are owned by CodeAmerica Investments, LLC, a company wholly owned by Mr. Cox.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Other than as described under the heading “Executive Compensation”, or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

Effective January 1, 2005 we entered into a Loan Agreement with CodeAmerica to advance funds to us to meet out operating and working capital requirements. The loan provides for an interest rate of 10% per annum, and is due within five days of demand for payment by CodeAmerica.

We have oral month-to-month service agreements with some of our directors and officers. Currently two of our directors each receive $6,000 per month, and one officer receives $4,000 per month for services provided on our behalf.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws

3.1    Articles of Incorporation (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

3.2	Bylaws (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

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

10.16               Convertible Loan Agreement between Excalibur Investment Corp. and Altus Explorations Inc. dated September 20, 2004. (incorporated by reference from our Current Report on Form 8-K, filed on September 29, 2004)

10.17               Cancellation of Release Agreement between Altus Explorations Inc. and Escopeta Oil Company, LLC dated November 1, 2004. (incorporated by reference from our Quaterly Report on Form 10-QSB, filed on November 16, 2004)

10.18               Amendment to the Lake Creek Prospect Farmout Agreement with Orbit Energy LLC. (incorporated by reference from our Current Report on Form 8-K, filed on December 23, 2004)

(14)	Code of Ethics

14.1  Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31)	Section 302 Certifications
31.1	Certification of Milton Cox
31.2	Certification of Don Sytsma
(32)	Section 906 Certification
32.1	Certification of Milton Cox
32.2	Certification of Don Sytsma
Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 were estimated to be $12,500.

The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 were $10,395.

Audit Related Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed for assurance and related services by Lopez, Blevins, Bork & Associates, L.L.P relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

For the fiscal year ended December 31, 2003, the aggregate fees billed for assurance and related services by Malone & Bailey, PLLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

Tax Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for other non-audit professional services, other than those services listed above, totalled $0.

For the fiscal year ended December 31, 2003, the aggregate fees billed by Malone & Bailey, PLLC for other non-audit professional services, other than those services listed above, totalled $0.

We do not use Lopez, Blevins, Bork & Associates, L.L.P for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Lopez, Blevins, Bork & Associates, L.L.P to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Lopez, Blevins, Bork & Associates, L.L.P is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of entire Board of Directors); or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

The audit committee has considered the nature and amount of fees billed by Lopez, Blevins, Bork & Associates, L.L.P and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Lopez, Blevins, Bork & Associates, L.L.P’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTUS EXPLORATIONS INC.

By: /s/ Milton Cox

Milton Cox, President, Chief Executive Officer and Director

Date: April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Milton Cox

Milton Cox, President, Chief Executive Officer and Director

(Principal Executive Officer)

By: /s/ Don Sytsma

Don Sytsma, Chief Financial Officer, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

By: /s/ Andy Kim

Andy Kim, Director

By: /s/ Bassam Nastat

Bassam Nastat, Director

Date: April 15, 2005