Form 10QSB
period 2005-03-31
ALTUS EXPLORATIONS INC
filed 2005-05-17
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005_____________

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

2

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

42,594,326 common shares issued and outstanding as at May 1, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ALTUS EXPLORATIONS, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

March 31, 2005

(Unaudited)

ASSETS

Current assets
Cash	$ 195
Accounts receivable	925
Accrued revenues	3,300
Total current assets	4,420

Property and equipment, net	7,930
Oil and gas properties, full cost method
Subject to amortization, net	4,921,815
$ 4,934,165

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 16,469
Accounts payable - related parties	86,583
Accrued interest, convertible loan	12,466
Accrued interest, shareholder advances	2,127
Convertible loan	250,000
Notes payable – affiliated entity	44,600
Advances from shareholders	3,250
Total current liabilities	415,495

Commitments

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 800,000,000 shares authorized, 42,594,326 shares issued and outstanding	42,595
Additional paid in capital	5,261,969
Deficit accumulated during the development stage	(785,894)
Total Stockholders' Equity	4,518,670

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,934,165

See accompanying notes to financial statements

ALTUS EXPLORATIONS, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

and Period from November 2, 2001 (Inception) through March 31, 2005

(Unaudited)

	Three Months Ended March 31,		Inception through March 31,
	2005	2004	2005

Revenues	$ 15,863	$ 2,213	$ 41,373

Costs and expenses
Lease operating	11,313	3,949	31,361
General and administrative	93,199	104,226	731,117
Depreciation and depletion	6,065	1,413	21,704
Interest expense	7,538	19	43,085
Total costs and expenses	118,115	109,607	827,267

Net loss	$ (102,252)	$ (107,394)	$ (785,894)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	42,594,326	38,598,004

See accompanying notes to financial statements

ALTUS EXPLORATIONS, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

and Period from November 2, 2001 (Inception) through March 31, 2005

(Unaudited)

	Three Months Ended March 31,		Inception through March 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (102,252)	$ (107,394)	$ (785,894)
Adjustments to reconcile net deficit to cash used by operating activities:
Expenses paid by shareholder	-	-	1,000
Beneficial conversion from convertible debt	-	-	27,776
Depreciation and depletion	6,065	1,413	21,705
Stock option intrinsic value amortization	14,295	-	20,807
Net change in:
Other assets and accrued revenues	(4,225)	(10,722)	(4,225)
Accounts payable and accrued expenses	4,211	(8,163)	16,469
Accounts payable - related party	60,063	(8,195)	86,583
Accrued interest	7,538	-	14,593
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,305)	(133,061)	(601,186)

CASH FLOWS FROM IN INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(13,826)
Investment in oil and gas properties	-	(186,984)	(750,623)
CASH FLOWS FROM INVESTING ACTIVITIES	-	(186,984)	(764,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock	-	500,000	1,067,981
Proceed from issuance convertible loan	-	-	250,000
Payment on note payable - shareholder	-	-	(2,001)
Proceeds from shareholder advances	10,000	-	49,850
CASH FLOWS FROM FINANCING ACTIVITIES	10,000	500,000	1,365,830

NET INCREASE (DECREASE) IN CASH	(4,305)	179,955	195
Cash, beginning of period	4,500	31,163	-
Cash, end of period	$ 195	$ 211,118	$ 195

Supplemental Non-cash Disclosures:
Common stock for working interests in oil and gas properties	$ -	$ 4,187,000	$ 4,187,000

See accompanying notes to financial statements

ALTUS EXPLORATION, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Altus Exploration, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.

NOTE 2 – STOCK BASED COMPENSATION

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

The following table illustrated the effect on net income and earnings per share if Altus had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$ (102,252)	$ (107,394)
Add: Stock based intrinsic value included in report loss	-	-
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(77,283)	-
Pro-forma net loss	$ (179,535)	$ (107,394)
Basis and diluted net loss per share As reported Pro-forma	(0.00) (0.00)	(0.00) (0.00)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 117%, risk-free interest rate of 1.5%, and expected lives of 10 years.

NOTE 3 – CodeAmerica Investments Loan Agreement

Effective January 1, 2005, Altus entered into a Loan Agreement with CodeAmerica Investments LLC (“CodeAmerica”), a company owned by our President, Milton Cox, for CodeAmerica to advance funds to Altus to meet its operating and working capital requirements. The loan provides for an interest rate of 10% per annum. The Loan Agreement provides that the loan will be due within five days of demand for payment by CodeAmerica. At March 31, 2005, Altus has an outstanding balance due CodeAmerica of $44,600 plus accrued interest totalling $2,127.

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

In December 2004 we amended the Lake Creek Farmout Agreement with Orbit to provide Altus the right to continue to participate in the drilling and development of prospect acreage located outside the original Lake Creek Prospect Acreage with a working interest up to 25%, of which 10% is to be “carried” by Orbit. The Lake Creek No. 2, 3 and 4 wells were drilled during the 1st quarter 2005. The Lake Creek No. 3 well was completed in February 2005 with gross initial flow rates of approximately 130 Mcf natural gas production per day. The Lake Creek No. 2 well was connected to the gas sales line in March 2005 and the installation of crude oil related production equipment has been completed and we are in the process of testing the No. 2 sustainable crude oil flow rates. The Lake Creek No. 4 well has been completed and associated production equipment has been installed.

We entered into the Second Amendment to the Lake Creek Farmout Agreement with Orbit on January 19, 2005. The Second Amendment provides Altus the right to continue to participate in Phase II of the drilling and development program of acreage outside the original Lake Creek Prospect Acreage. Current Phase II plans are to drill 10-15 wells over the next twelve months. Pursuant to the Second Amendment, Altus has the right to participate with a working interest up to 25% in each well drilled, for which it would be responsible for its proportionate share of capital expenditures attributable to its working interest in the wells. The Lake Creek No. 5 well is in the process of being drilled. Once the No. 5 drilling is completed, the rig is scheduled to be moved to the Lake Creek No. 8 well location. The operator expects to drill the Lake Creek No. 9 and No. 10 wells by the end of the 2nd quarter 2005. We have elected to participate with a 10% working interest in the Kansas Phase II development program, and we will be responsible to fund our 10% proportionate share of drilling and completion costs.

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

Operating revenues totalled $15,863 during the three month period ending March 31, 2005, and were derived from the Lane No. 1 well located in Freestone County, Texas and production from the Lake Creek Kansas wells. This compares to revenues totalling $2,213 during the three month period ending March 31, 2004.

Lease operating, general and administrative expenses totalled $99,012 during the three months ended March 31, 2005 compared to $108,215 for the three months ended March 31, 2004. Interest expense totalled $6,065 for the three months ended March 31, 2005, and is comprised primarily of interest on the Excalibur convertible loan and interest on the CodeAmerica loans and advances to us. Interest for the three months ended March 31, 2004 totalled $1,413. For the three months ended March 31, 2005, we experienced a net loss of $(96,752) compared to a net loss of ($107,394) for the three months ended March 31, 2004.

Liquidity and Capital Resources

Historically, we have financed our capital and operating cash requirements primarily through the sale of common stock and loans accomplished through private placement transactions. Our total cash and cash equivalent position at March 31, 2005 was $195 while our accounts payable and accrued expenses totalled $117,645. Accrued expenses include $14,593 accrued interest on loans and advances. Other current liabilities totalling $297,850 at March 31, 2005 are associated with a convertible loan agreement entered into with Excalibur Investment Corporation ("Excalibur") in September 2004, and a loan agreement entered into on February 4, 2005 with CodeAmerica Investments LLC (“CodeAmerica”). Accounts payables due to related parties and shareholder loans increased by $70,063 during the three month period ending March 31, 2005.

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

On February 4, 2005 we entered into a loan agreement with CodeAmerica, a company owned by our President, Milton Cox. The loan agreement was effective as of January 1, 2005; it provides for a 10% per annum interest rate and is due within five days of demand for payment.

For the three months ended March 31, 2005, net cash used in operating activities was $14,305 compared to cash used in operating activities of $133,061 for the same period in 2004. Net cash provided by financing activity was $10,000 for the three months ended March 31, 2005, compared to cash provided by financing activities for the same period in 2004 of $500,000. Our operating capital requirements during the three month period ending March 31, 2005 were derived principally from our officers and directors, and entities controlled by them.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation, management believes that our current available cash will not be sufficient to fund our capital expenditure, operating and working capital requirements in the next twelve months.

We are pursuing the raising of addition debt and equity financing sufficient to allow us to sustain our operations and sufficient to continue development of our oil and gas reserve holdings. We anticipate that our financing will be structured as a combination of debt and equity instruments raised principally in private placement transactions.

Future Operations

Cash Requirements

During the twelve month period ending March 31, 2006, we project total cash requirements of approximately $8.3 million to be expended primarily in connection with our drilling and continued development of our oil and gas interests located in Texas, and our participation in Phase II of the Kansas drilling and development program. Our cash requirements include amounts necessary to sustain our operations and amounts to be directed to the continued identification and evaluation of oil and gas exploration and development prospects and opportunities.

With regard to our Freestone County Texas reserves, it is our desire to drill and complete four 15,000 foot direct offset wells to the T.E. Lane No. 1 gas unit. This would allow us to develop the proved undeveloped reserves associated with the lease acreage and allow it to test favourable looking formations while in route to the targeted lower Bossier formation. Capital expenditure funding requirements to drill two T.E. Lane gas unit offset wells over the next twelve month period are estimated to be approximately $6.5 million.

Pursuant to our Second Amended Lake Creek Farmout Agreement with Orbit, it is our desire to participate in the drilling of at least 10 wells with a 10% non-operating working interest in each well. Our capital investment requirement is approximately $75,000 per well. Our participation in 10 wells will require approximately $750,000 over the next twelve months.

On an annualized basis, we estimate that we will expend approximately $300,000 on operating, general and administrative expenses, and estimate working capital requirements of $200,000.

Based on the plan of operation, our current available cash will not be sufficient to fund its capital expenditure, operating and working capital requirements for the year 2005. We are pursuing the raising of debt or equity financing through private placement(s) sufficient to sustain the continuing evaluation and development of our oil and natural gas reserve opportunities into the year 2005. There are no assurances, however, that we will be able to raise sufficient financing to meet our needs in the future.

In the event that we are unable to raise additional financing, and fail to generate significant operating cash flow, we will be required to modify our exploration, and reserve drilling and development plan accordingly, and we may not be able to meet lease rental payment obligations under our oil and gas leases. We may raise funds through equity financing, debt financing, or other sources, which could result in dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to continue the exploration and development of oil and gas opportunities, and our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2006

Operating, General and Administrative	$ 300,000

Exploration, Drilling and Development Expenditures
Freestone County, Drill & Complete Two PUD Offset Wells	$ 6,500,000
Kansas Lake Creek Prospect Phase II Participation	$ 750,000
Other Exploration and Development Prospects	$ 500,000
$ 7,750,000

Working Capital	$ 200,000
Total	$ 8,250,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2006.

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

Going Concern

Due to our being a development stage company, the lack of revenues and the substantial capital funding requirements necessary to continue our exploration, drilling and development activities, our independent auditor's report on our audited financial statements, in our Form 10-KSB for the fiscal year ended December 31, 2004, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management's discussion of our financial condition, liquidity and capital resources presented herein.

While we intend to raise additional financing to fund our capital expenditure and working capital needs during the year 2005 through private placements, public offerings and/or bank financing. While we have had dialog and discussions with specific potential investors; no definitive written agreements have yet been reached.

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

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(780,394). Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

We do not own any resource properties. We hold working and revenue interests in various oil and gas leases, and have entered into a letter of intent to acquire certain working interests. We own 9 mineral claims

We do not own any resource properties. We hold working and royalty interests in oil and gas leases in Texas and Kansas. We have working interests in various oil and gas leases, however, unless we are able to pay our proportionate share of costs associated with our working interests, our interest in the leases may be diluted or we may lose our interests entirely. Additionally, if we are unable to meet payment obligations under the oil and gas leases we may loose our rights under the leases.

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

Our officers and directors beneficially own a total of 15,039,938 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors beneficially own a total of 15,039,938 shares of common stock, which is 35.31% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President along with our company's Chief Financial Officer. Based upon that evaluation, our company's President along with our company's Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

ALTUS EXPLORATIONS INC.

By: /s/ Milton Cox

Milton Cox, President, Chief Executive Officer and Director

(Principal Executive Officer)

By: /s/ Don Sytsma

Don Sytsma, Chief Financial Officer, Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

By: /s/ Andy Kim

Andy Kim, Director

By: /s/ Bassam Nastat

Bassam Nastat, Director

Date: May 17, 2005