Form 10QSB
period 2005-06-30
ALTUS EXPLORATIONS INC
filed 2005-08-12
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  001-31444

ALTUS EXPLORATIONS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 100 - 8900 Germantown Road Olive Branch, Mississippi 38654
(Address of principal executive offices)

662.893.7376
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

42,594,326 common shares issued and outstanding as at August 8, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ALTUS EXPLORATIONS, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

June 30, 2005

(Unaudited)

ASSETS

Current assets
Cash	$3,777
Accounts Receivable	6,686
Accrued Revenues	6,621
Total current assets	17,084

Property and equipment, net	6,862

Oil and gas properties, full cost method
Proved and unproven properties, net	5,066,041

TOTAL ASSETS	$5,089,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,058
Accounts payable – related parties	127,517
Accrued interest – convertible loan	18,699
Accrued interest – affiliate note	7,305
Notes payable – convertible loan	250,000
Notes payable – affiliate entity	236,600
Advance from shareholder	3,250
Total current liabilities	660,429

Commitments

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 800,000,000 shares
authorized, 42,594,326 shares issued and outstanding	42,595
Additional paid in capital	5,276,264
Deficit accumulated during the exploration stage	(889,301)
Total Stockholders’ Equity	4,429,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,089,987

ALTUS EXPLORATIONS, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004

and Period from November 2, 2001 (Inception) through June 30, 2005

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Inception through June 30,
	2005	2004	2005	2004	2005

Revenues	$31,224	$4,147	$47,087	$6,360	$72,597

Costs and expenses
Lease operating	11,438	2,133	22,751	6,083	42,799
General and administrative	104,942	116,119	198,141	220,344	836,058
Depreciation and depletion	6,842	3,884	12,907	5,296	28,546
Interest	11,410	1	18,948	21	54,495
Total costs and expenses	$134,632	$122,137	$252,747	$231,743	$961,898

Net loss	$(103,408)	$(117,990)	$(205,660)	$(225,384)	$(889,301)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	42,594,326	42,594,326	42,594,326	40,596,165

ALTUS EXPLORATIONS, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

and Period from November 2, 2001 (Inception) through June 30, 2005

	Six Months Ended June 30,		Inception through June 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(205,660)	$(225,384)	$(889,301)
Adjustments to reconcile net deficit to
cash used by operating activities:	-	-	1,000
Expenses paid by shareholders	-	-	1,000
Beneficial conversion – convertible debt	-	-	27,776
Depreciation, depletion and amortization	12,907	5,296	28,546
Stock option intrinsic value amortization	28,590	-	35,102
Net change in:
Other assets and accrued revenues	(13,307)	(10,722)	(13,307)
Accounts payable and accrued expenses	4,801	37,936	17,059
Accounts payable - related parties	100,997	35,399	127,517
Accrued interest – convertible loan	11,644	-	18,699
Accrued interest – affiliate note	7,305	-	7,305
CASH FLOWS USED IN OPERATING
ACTIVITIES	(52,723)	(157,475)	(639,604)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of property and equipment	-	(5,312)	(13,826)
Investment in oil and gas properties	(150,000)	(365,128)	(900,623)
CASH FLOWS USED IN INVESTING
ACTIVITIES	(150,000	(370,440)	(914,449)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from the sale of common stock	-	500,000	1,067,981
Proceeds from note payable – affiliate	202,000	-	236,600
Proceeds from note payable – convertible loan	-	-	250,000
Proceeds from shareholder advance	-	-	5,250
Payments on shareholder advance	-	-	(2,001)
CASH FLOWS FROM FINANCING
ACTIVITIES	202,000	500,000	1,557,830

NET INCREASE (DECREASE) IN CASH	(723)	(27,915)	3,777
Cash, beginning of period	4,500	31,163	-
Cash, end of period	$3,777	$3,248	$3,777

Supplemental Non-cash Disclosures:
Common stock for working interests in oil and
gas properties	$4,187,000	$4,187,000	$4,187,000

ALTUS EXPLORATIONS, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Altus Explorations, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.

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

In January 2004 the Board of Directors approved the “2004 Stock Option Plan” and reserved 5,483,040 shares of Altus’ common stock for issuance in the form of incentive and/or non-qualified stock options to employees, consultants, officers and directors of Altus. On November 19, 2004 Altus issued incentive non-qualified stock options to consultants, contractors, officers and Board members for Altus common shares totalling 4,325,000 shares. The options vest over a four-year period; are exercisable for a period of 10 years; have an exercise price of $.425 per share; and provide for certain vesting acceleration for selected participants upon the achievement of established performance criteria.

In November 2004 options totalling 800,000 shares were issued to Altus consultants and contractors. The options were valued at $228,720 using the Black-Scholes option pricing model. The fair value of the options is being amortized over the four-year vesting period as compensation expense. Altus’ common stock options issued to Altus’ officers and directors in November 2004 totalled 3,525,000 common shares. The options provide for vesting acceleration should the Altus common stock closing price exceed $1.01 for ten consecutive trading days as reported on the NASDAQ OTCBB.

The following table illustrated the effect on net income and earnings per share if Altus had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended June 30,
	2005	2004
Net loss, as reported	$(205,660)	$(225,384)
Add: Stock based intrinsic value included in report loss	-	-
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(125,975)	-
Pro-forma net loss	$(331,635)	$(225,384)
Basis and diluted net loss per share
As reported	(0.00)	(0.01)
Pro-forma	(0.01)	(0.01)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 117%, risk-free interest rate of 1.5%, and expected lives of 10 years.

NOTE 3 – CodeAmerica Investments Loan Agreement

Effective January 1, 2005, Altus entered into a Loan Agreement with CodeAmerica Investments LLC (“CodeAmerica”), a company owned by our President, Milton Cox, for CodeAmerica to advance funds to Altus to meet its operating and working capital requirements. The loan provides for an interest rate of 10% per annum. The Loan Agreement provides that the loan will be due within five days of demand for payment by CodeAmerica. At June 30, 2005, Altus has an outstanding balance due CodeAmerica totalling $283,955 plus accrued interest on the note totalling $7,305.

Item 2.	Plan of Operation.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Altus” mean Altus Explorations Inc., unless otherwise indicated.

General

We are a development stage resource company that is primarily engaged in the exploration and development of domestic oil and natural gas properties in which we have acquired interests.

The address of our principal executive office is Suite 100 - 8900 Germantown Road, Olive Branch, Mississippi, 38654. Our telephone number is 662.893.7376 and our fax number is 662.893.7883.

Our Current Business

We are an independent resource company primarily engaged in the exploration and development of natural gas and oil reserves in the United States. Our current core area of attention is the exploration and development of the following prospect opportunities:

•	Continued participation in the drilling and development of oil and gas prospect acreage located in Southeast Kansas;
•	Development of proved undeveloped natural gas reserves in Freestone County, Texas;
•	Participation in the development of lease acreage located in Wharton County, Texas.

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

Our current oil and gas initiatives include the exploration and development of the following prospect opportunities:

Freestone County, Texas

During the year 2003, we acquired a 10% non-operating working interest in the T.E. Lane gas unit located in Freestone County, Texas. The T.E. Lane unit commenced gas production in January 2004 from the Bossier formation and was drilled to a depth of approximately 15,400 feet. In March 2004, we increased our non-operating working interest in the producing T.E. Lane gas unit to 20% through an acquisition from CodeAmerica Investments, a company owned by our former president, Milton Cox. The acquisition was valued at $316,000 and we funded it through the issuance of 304,960 common shares to CodeAmerica. Our proportionate share of gross production from the T.E. Lane unit for the year 2004 was 7,613 Mcf, which generated revenues totalling $25,510 for the year. Our consulting reservoir engineer estimates total gross proved recoverable reserves for the T.E. Lane unit of approximately 1.3 Bcf. The production is subject to a 28% royalty burden.

Additionally, in March 2004 we acquired from CodeAmerica its 100% undivided working interest in reserves directly offsetting the producing T.E. Lane unit, pursuant to the lease purchase and sale agreement with CodeAmerica. As these acquired reserves directly offset existing production, these natural gas reserves are categorized as proved undeveloped reserves. The reserves were acquired at an arm’s length basis based on their fair market value determined through projected future discounted cash flow analyses with inclusion of projected future capital expenditure requirements to drill and complete four direct offset wells to the T.E. Lane gas unit. The total acquisition value was $3,871,000 and was funded through the issuance of 3,735,766 common shares to CodeAmerica in March 2004.

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

Southeast Kansas Lake Creek Prospects

In 2003, we entered into a development agreement to acquire and develop certain prospect acreage located within the Cherokee basin of Southeast Kansas. In July 2004, we entered into a Lake Creek farmout agreement with Orbit Energy, LLC to farmout the Lake Creek Prospect acreage to Orbit. The farmout agreement provides for us to receive from Orbit $10,000 per well drilled in the Lake Creek Prospect acreage together with a 25% “carried” working interest in each well drilled. The Lake Creek No. 1 well was completed and commenced commercial production on January 18, 2005, with gross daily production levels of approximately 18 to 20 barrels crude oil and 100 Mcf natural gas per day.

In December 2004, we amended the Lake Creek farmout agreement with Orbit to provide us the right to continue to participate in the drilling and development of prospect acreage located outside the original Lake Creek Prospect Acreage with a working interest of up to 25%, of which 10% was to be “carried” by Orbit. The Lake Creek No. 2, 3 and 4 wells were drilled during the 1st quarter 2005. The Lake Creek No. 3 well was completed in February 2005 with gross initial flow rates of approximately 130 Mcf natural gas production per day. The Lake Creek No. 2 well was connected to the gas sales line in March 2005 and the installation of crude oil related production equipment has been completed and we are in the process of testing the No. 2 sustainable crude oil flow rates. The Lake Creek No. 4 well has been completed and associated production equipment has been installed.

We entered into the second amendment to the Lake Creek farmout agreement with Orbit on January 19, 2005. The second amendment provides us the right to continue to participate in Phase II of the drilling and development program of acreage outside the original Lake Creek Prospect Acreage. Current Phase II plans are to drill 10 to 15 wells over the next twelve months. Pursuant to the second amendment, we have the right to participate with a working interest up to 25% in each well drilled, for which we would be responsible for its proportionate share of capital expenditures attributable to its working interest in the wells. The Lake Creek No. 5 well and the Lake Creek No. 8 wells were drilled and commenced commercial production during the second quarter 2005

Wharton County, Texas

In July 2004, we entered into a letter of intent with CodeAmerica to purchase certain lease acreage located in Wharton County, Texas. The letter of intent provided us the right to participate in the drilling and development of two initial wells located in Wharton County, Texas with a non-operating working interest of 10%. The letter of intent was contingent on the execution of a final purchase and sale agreement and for us to remit payment to CodeAmerica for the lease acreage.

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

Production from the adjacent Southwest Bonus Field started in August 1998 with successful drilling and completion of the Trans Texas Obenhaus lease. Through March 2004, the Southwest Bonus Field total production of natural gas and condensate has been approximately 96 Bcf and 2.8 million barrels, respectively.

Identification and Evaluation of Oil and Gas Opportunities

We are actively pursuing oil and gas development, exploration and exploitation prospects and infrastructure investments that may be of strategic and/or synergistic interest to us, together with seeking financing to fund the associated capital investment requirements. We believe that the U.S. oil and gas industry continues to offer sound investments that would allow us to produce stable returns on our investments, and allow us to continue to build our inventory of oil and gas prospects and expand our producing reserve base.

Our British Columbia Property

Early in our company’s formation, we acquired certain mineral claims located in British Columbia, Canada. The title to the property is registered to Blake Becher, a free miner and prospector in British Columbia who conveyed title to the claims to us by an unrecorded deed dated December 13, 2002. Each of the nine claims encompasses 62.5 acres and the claims are more particularly described by the tenure numbers 398933 to 398941 inclusive. The claims are located approximately 82 miles west of Nanaimo, British Columbia, Canada, and approximately 10 miles north from the town of Ucluelet on Vancouver Island. The property is within the Alberni Mining Division. It is our intent to not to expend further resource or capital funds in connection with these mineral claims.

Results of Operations

Six Months Ended June 30, 2005 and 2004

Operating revenues totalled $47,087 during the six month period ended June 30, 2005, and were derived from the Lane No. 1 well located in Freestone County, Texas and production from the Lake Creek Kansas wells. This compares to revenues totalling $6,360 during the six month period ended June 30, 2004.

Lease operating, general and administrative expenses totalled $220,892 during the six months ended June 30, 2005 compared to $226,426 for the six months ended June 30, 2004. Interest expense totalled $18,948 for the six months ended June 30, 2005, and is comprised primarily of interest on the Excalibur convertible loan and interest on the CodeAmerica loans and advances to us. Interest for the six months ended June 30, 2004 totalled $21. For the six months ended June 30, 2005, we experienced a net loss of $(205,660) compared to a net loss of ($225,384) for the six months ended June 30, 2004.

Liquidity and Capital Resources

Historically, we have financed our capital and operating cash requirements primarily through the sale of common stock and loans accomplished through private placement transactions. Our total cash and cash equivalent position at June 30, 2005 was $3,777 while our accounts payable and accrued expenses totalled $170,579. Accrued expenses include $26,004 accrued interest on loans and advances. Other current liabilities totalling $489,850 at June 30, 2005 are associated with a convertible loan agreement entered into with Excalibur Investment Corporation in September 2004, and a loan agreement entered into on February 4, 2005 with CodeAmerica. Accounts payables due to related parties and shareholder loans increased by $100,997 during the six month period ended June 30, 2005.

On September 20, 2004 we entered into a one-year convertible loan agreement with Excalibur pursuant to which Excalibur advanced us the sum of US$250,000. The loan carries interest at a rate of 10% per annum, subject to any reductions in the capital amount of the loan by virtue of Excalibur exercising its conversion rights under the agreement.

Excalibur has the right to convert either a portion of or the total outstanding amount of the loan plus accrued interest upon notice to us, at a price per share equal to the lesser of 90% of the:

(a) average closing bid price of the shares as listed on a principal market, as quoted by Bloomberg L.P. for the five trading days immediately preceding the date the loan was advanced to us; or

(b) average closing bid price of the shares as listed on a principal market, as quoted by Bloomberg L.P. for the five trading days immediately preceding the date we receive notice of conversion from Excalibur.

To date, we have not received any notice of conversion from Excalibur. The loan agreement provides us the right to prepay any portion of the loan remaining outstanding up to the full amount of the loan without penalty or bonus. Should we undertake and file a registration statement under the Securities Act of 1933, the loan agreement provides Excalibur the right to elect to include in the registration statement shares that would be issued to Excalibur upon exercise of its conversion rights under the loan agreement. The loan agreement provides a penalty if a registration statement is not declared effective within 180 days after Excalibur provides notice to us if its election to have the registration statement include shares associated with Excalibur’s share conversion option. The penalty can be up to a maximum of 6% of the loan outstanding.

The convertible loan and the shares issuable thereunder were issued in reliance upon Regulation S, promulgated under the Securities Act of 1933, as amended.

On February 4, 2005, we entered into a loan agreement with CodeAmerica, a company owned by our former president, Milton Cox. The loan agreement was effective as of January 1, 2005 and it provided for a 10% per annum interest rate and is due within five days of demand for payment.

For the six months ended June 30, 2005, net cash used in operating activities was $52,723 compared to cash used in operating activities of $157,475 for the same period in 2004. Net cash provided by financing activity was $202,000 for the six months ended June 30, 2005, compared to cash provided by financing activities for the same period in 2004 of $500,000. Our operating and capital investment funding requirements during the six month period ended June 30, 2005 were derived principally from our officers and directors, and entities controlled by them.

We have no external sources of liquidity in the form of credit lines from banks. Based on the plan of operation, management believes that our current available cash will not be sufficient to fund our capital expenditure, operating and working capital requirements in the next twelve months.

We are pursuing the raising of additional debt and equity financing sufficient to allow us to sustain our operations and sufficient to continue development of our oil and gas reserve holdings. We anticipate that our financing will be structured as a combination of debt and equity instruments raised principally in private placement transactions.

Future Operations

Cash Requirements

During the next twelve month period ended June 30, 2006, we project total cash requirements of approximately $8.0 million to be expended primarily in connection with our drilling and continued development of our oil and gas interests located in Texas, and our continued participation in the Kansas drilling and development program. Our cash requirements include amounts necessary to sustain our operations and amounts to be directed to the continued identification and evaluation of oil and gas exploration and development prospects and opportunities.

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

Based on the plan of operation, our current available cash will not be sufficient to fund our capital expenditure, operating and working capital requirements for the year 2005. We are pursuing to raise debt or equity financing through one or more private placements sufficient to sustain the continuing evaluation and development of our oil and natural gas reserve opportunities into the year 2005. There are no assurances, however, that we will be able to raise sufficient financing to meet our needs in the future.

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

Over the next twelve months we intend to use all available funds to continue the exploration and development of oil and gas opportunities, and our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ended June 30, 2006

Operating, General and Administrative		$300,000

Exploration, Drilling and Development Expenditures
Freestone County, Drill & Complete Two PUD Offset Wells	6,500,000
Kansas Development Program	750,000
Other Exploration and Development Prospects	200,000
	7,450,000	7,450,000

Working Capital		200,000
Total:		7,950,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ended June 30, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ended June 30, 2006.

Employees

Currently we have no full-time or part-time employees. We utilize short term contractors as necessary. Our directors and officers provide services on a month-to-month basis pursuant to oral arrangements, but have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next 12 month period. We may enter formal written service agreements with our directors and officers in the future. We expect to continue to outsource contract employment as needed. Depending on the level of success of our exploration and development initiatives, we may retain full or part-time employees in the future.

Going Concern

Due to our being a development stage company, the lack of revenues and the substantial capital funding requirements necessary to continue our exploration, drilling and development activities, our independent auditor’s report on our audited financial statements, in our Form 10-KSB for the fiscal year ended December 31, 2004, contained a going concern qualified opinion. The qualified explanatory paragraph contained in their audit report should be read in connection with our management’s discussion of our financial condition, liquidity and capital resources presented herein.

While we intend to raise additional financing to fund our capital expenditure and working capital needs during the year 2005 through private placements, public offerings and/or bank financing and, while we have had dialog and discussions with specific potential investors; no definitive written agreements have yet been reached.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, and subsequently revised the Interpretation in December 2003. This Interpretation of

Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have not identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued Financial Accounting Standards (FAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within the scope of this statement as a liability, or an asset in some circumstances. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard on July 1, 2003, and the adoption did not have a material impact on our consolidated financial statements.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our balance sheet, the statements of operations and stockholders’ equity, and the cash flows statements included elsewhere in this quarterly report.

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

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is ($889,301). Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

•	Our ability to locate a profitable resource property;
•	Our ability to generate revenues; and
•	Our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with exploration of our oil and gas interests. We may not be successful in generating revenues in the future. We may cease business if we fail to generate revenues.

If we do not raise sufficient funds for exploration, we will have to delay exploration or cease our business.

We are in the very early exploration stage and we will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $7,950,000 to fund our continued operations for the next twelve months ending June 30, 2006. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies and equipment in the energy industry could result in occasional spot shortages of supplies or the lack of availability of required equipment, such as drilling rigs.

We do not have sufficient funds to complete the explorations proposed in properties and consequently may cease or suspend our operations unless we are able to raise additional financing.

We do not have sufficient funds to commence first stages of the exploration and development of all of our prospects. We will require additional funding to complete subsequent phases of exploration and development. Because we are conducting exploration on undeveloped projects, we are unaware of the projected costs for exploration. Anticipated costs may range from $1,000,000 to as much as $10,000,000. If we are not able to raise sufficient funds to complete our exploration program, we will seek to raise additional funds from a public offering, a private placement or loans. At the present time, we are pursuing initiatives to raise additional funds, but there are no assurances that we would be able to raise additional funds in the future. If we are not able to raise sufficient funds, we may suspend or cease operations.

We have a limited operating history and if we are not successful in continuing to expand our business, we may have to scale back or even cease our ongoing business operations.

We have no history of substantial revenues from operations and hold primarily interests in undeveloped reserves and exploration prospects. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may not be able to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

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

We do not own any resource properties. We hold working and revenue interests in various oil and gas leases, and have entered into a letter of intent to acquire certain working interests. We own 9 mineral claims.

We do not own any resource properties. We hold working and royalty interests in oil and gas leases in Texas and Kansas. We have working interests in various oil and gas leases, however, unless we are able to pay our proportionate share of costs associated with our working interests, our interest in the leases may be diluted or we may lose our interests entirely. Additionally, if we are unable to meet payment obligations under the oil and gas leases we may lose our rights under the leases.

We own nine mineral claims in British Columbia. Title to our mineral claims is not registered in our name but is registered to Blake Becher, a free miner and prospector in British Columbia who conveyed title to the claims to us by an unrecorded deed dated December 13, 2002.

Because the Securities and Exchange Commission imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell our securities in offerings or in the aftermarket. In particular, prior to selling a penny stock, broker/dealers must give the prospective customer a risk disclosure document that contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker/dealers’ duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of federal securities laws; contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices; contains the toll free telephone number for inquiries on disciplinary actions established pursuant to section 15(A)(i); defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and contains such other information, and is in such form (including language, type size, and format), as the Securities and Exchange Commission requires by rule or regulation. Further, for sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement before making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

Our officers and directors beneficially own a total of 14,713,995 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors beneficially own a total of 14,713,995 shares of common stock, which is 34.5% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

Trading of our stock may be restricted by the Securities and Exchange Commission’s Penny Stock Regulations which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president as appropriate, to allow timely decisions regarding required disclosure.

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

3.1            Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 29, 2002).

3.2            Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on January 29, 2002).

3.3            Certificate of Forward Stock Split filed with the Nevada Secretary of State on November 6, 2003. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 13, 2004).

3.4            Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on February 2, 2004 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 13, 2004).

(4)	Instruments Defining the Rights of Security Holders Including Indentures

4.1            2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8 filed on February 27, 2004).

(10)	Material Contracts

10.1          Harrison 1 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on January 29, 2002).

10.2          Harrison 2 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on January 29, 2002).

10.3          Harrison 3 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on January 29, 2002).

10.4          Harrison 4 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on January 29, 2002).

10.5          Harrison 5 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on January 29, 2002).

10.6          Harrison 6 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on January 29, 2002).

10.7          Harrison 7 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on January 29, 2002).

10.8          Harrison 8 Claim dated August 6, 2001 (incorporated by reference from our Registration Statement on Form SB-2 filed on January 29, 2002).

10.10        Letter of Intent between Orbit Energy, LLC and Altus Explorations Inc. dated October 22, 2003 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2003 and amended on November 26, 2003).

10.11        Letter of Intent between B.B.I. Inc./Escopeta Oil Company, L.L.C. and Altus Explorations Inc. dated October 22, 2003 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2003 and amended on November 26, 2003).

10.12        Assignment of Bill and Sale between CodeAmerica Investments, LLC and Altus Explorations Inc. dated October 22, 2003 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2003 and amended on November 26, 2003).

10.13        Exploration Agreement between Escopeta Oil Company, L.L.C and Altus Explorations Inc. dated November 12, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 13, 2004).

10.14        Lease Purchase and Sale Agreement between CodeAmerica Investments, LLC and Altus Explorations Inc. dated June 30, 2004 (incorporated by reference from our Current Report on Form 8-K filed on April 13, 2004).

10.15        Convertible Loan Agreement between Excalibur Investment Corp. and Altus Explorations Inc. dated September 20, 2004 (incorporate by reference from our Current Report on Form 8-K filed on September 29, 2004).

10.16        Cancellation of Release Agreement between Altus Explorations Inc. and Escopeta Oil Company, LLC dated November 1, 2004 (incorporate by reference from our Form 10-QSB filed on November 16, 2004).

10.17        Amendment to the Lake Creek Prospect Farmout Agreement with Orbit Energy LLC. (incorporated by reference from our Current Report on Form 8-K filed on December 23, 2004).

(14)	Code of Ethics

14.1          Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 13, 2004).

(31)	Section 302 Certifications
31.1	Section 302 Certification
31.2	Section 302 Certification
(32)	Section 906 Certification
32.1	Section 906 Certification

32.2

Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTUS EXPLORATIONS INC.

By:/s/ Bassam Nastat

Bassam Nastat, President and Director

(Principal Executive Officer)

By: /s/ Don Sytsma

Don Sytsma, Secretary and Director

By: /s/ Darrell Parlee

Darrell Parlee, Treasurer

(Principal Financial Officer and Principal Accounting Officer)

By:/s/ Andy Kim

Andy Kim, Director

By:/s/ Milton Cox

Milton Cox, Director

Date: August 12, 2005