Form 10QSB
period 2005-09-30
ALTUS EXPLORATIONS INC
filed 2005-11-14
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

44,313,076 common shares issued and outstanding as at November 08, 2005.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

PART I

Item 1.  Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

ALTUS EXPLORATIONS, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

September 30, 2005

(Unaudited)

ASSETS

Current assets
Cash	$985
Accounts Receivable	8,342
Accrued Revenues	3,345
Total current assets	12,672

Property and equipment, net	5,794

Oil and gas properties, full cost method
Proved and unproven properties, net	5,058,335

TOTAL ASSETS	$5,076,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,549
Accounts payable – related parties	182,850
Accrued interest – affiliate note	14,255
Notes payable – affiliate entity	241,600
Advance from shareholder	3,250
Total current liabilities	459,504

Commitments

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 800,000,000 shares
authorized, 44,313,076 shares issued and outstanding	44,314
Additional paid in capital	5,563,831
Deficit accumulated during the exploration stage	(990,848)
Total Stockholders’ Equity	4,617,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,076,801

ALTUS EXPLORATIONS, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004

and Period from November 2, 2001 (Inception) through September 30, 2005

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Inception through September 30,
	2005	2004	2005	2004	2005

Revenues	$17,340	$7,422	$64,427	13,781	$89,937

Costs and expenses
Lease operating	8,372	19,331	31,123	25,414	51,171
General and administrative	88,488	103,353	286,630	323,696	924,547
Depreciation and depletion	8,744	6,134	21,681	11,430	37,321
Interest	13,252	28,574	32,199	28,593	67,746
Total costs and expenses	118,886	157,392	371,633	389,133	1,080,785

Net loss	$(101,546)	$(149,970)	$(307,206)	$(375,352)	$(990,848)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	42,781,147	42,594,326	42,657,284	41,267,080

ALTUS EXPLORATIONS, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

and Period from November 2, 2001 (Inception) through September 30, 2005

	Nine Months Ended September 30,		Inception through September 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(307,206)	$(375,352)	$(990,848)
Adjustments to reconcile net deficit to
cash used by operating activities:
Expenses paid by shareholders	-	-	1,000
Beneficial conversion – convertible debt	-	27,777	27,777
Depreciation, depletion and amortization	21,682	11,430	37,320
Stock option intrinsic value amortization	42,876	-	49,388
Net change in:
Accounts receivable and accrued revenues	(11,687)	(22,364)	(11,687)
Accounts payable and accrued expenses	5,291	71,213	17,549
Accounts payable - related parties	156,330	137,511	182,850
Accrued interest – convertible loan	17,945	753	17,945
Accrued interest – affiliate note	14,255	-	21,310
CASH FLOWS USED IN OPERATING
ACTIVITIES	(60,515)	(149,032)	(647,397)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of property and equipment	-	(7,705)	(13,826)
Investment in oil and gas properties	(150,000)	(403,377)	(900,623)
CASH FLOWS USED IN INVESTING
ACTIVITIES	(150,000)	(411,082)	(914,449)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from the sale of common stock	-	-	567,980
Proceeds from note payable – affiliate	207,000	-	241,600
Proceeds from note payable – convertible loan	-	250,000	250,000
Proceeds from subscription receivable	-	500,000	500,000
Proceeds from shareholder advance	-	-	5,250
Payments on shareholder advance	-	-	(2,000)
CASH FLOWS FROM FINANCING
ACTIVITIES	207,000	750,000	1,557,830

NET INCREASE (DECREASE) IN CASH	(3,515)	189,886	985
Cash, beginning of period	4,500	31,163	-
Cash, end of period	985	221,049	985

Supplemental Non-cash Disclosures:
Conversion of note payable – convertible loan	275,000	-	275,000
Common stock for working interests in oil and
gas properties	$-	$4,187,000	$4,187,000

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

In November 2004 options totalling 800,000 shares were issued to Altus consultants and contract laborers. The options were valued at $228,720 using the Black-Scholes option pricing model. The fair value of the options is being amortized over the four-year vesting period as compensation expense. Altus’ common stock options issued to Altus’ officers and directors in November 2004 totalled 3,525,000 common shares. The options provide for vesting acceleration should the Altus common stock close price exceed $1.01 for ten consecutive trading days as reported on the NASDAQ OTCBB.

The following table illustrated the effect on net income and earnings per share if Altus had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended September 30,
	2005	2004

Net loss, as reported	$(307,206)	$(375,352)

Add: Stock based intrinsic value included in report loss	-	-

Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(188,964)	-
Pro-forma net loss	$(496,170)	$(375,342)

Basis and diluted net loss per share
As reported	(0.01)	(0.01)
Pro-forma	(0.01)	(0.01)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 117%, risk-free interest rate of 1.5%, and expected lives of 10 years.

NOTE 3 – CodeAmerica Investments Loan Agreement

Effective January 1, 2005, Altus entered into a Loan Agreement with CodeAmerica Investments LLC (“CodeAmerica”), a company owned by our President, Milton Cox, for CodeAmerica to advance funds to Altus to meet its operating and working capital requirements. The loan provides for an interest rate of 10% per annum. The Loan Agreement provides that the loan will be due within five days of demand for payment by CodeAmerica. At September 30, 2005, Altus has an outstanding loan balance due CodeAmerica totalling $241,600 plus accrued interest on the note totalling $14,255.

NOTE 4 – Excalibur Investment Corporation Convertible Loan Agreement

Pursuant to the Convertible Loan Agreement dated September 20, 2004, Excalibur Investment Corporation (Excalibur) exercised its option to convert its $250,000 one year convertible loan plus accrued interest into common stock in Altus Explorations, Inc.. The loan paid interest at 10% per annum providing $25,000 in accrued interest for a total conversion of $275,000. The conversion price of $0.16 (90% of the average closing price of the common shares of Altus on the OTC Bulletin Board for the five trading days immediately preceding the receipt by Altus of the Notice) provided Excalibur with 1,718,750 shares of Altus common stock.

NOTE 5 – Related Party Transactions

Accounts Payable – Related Parties

Altus has outstanding payables due related parties totalling $182,850 at September 30, 2005. Altus has month-to-month service agreements with related parties. Currently the Chairman receives $6,000 per month, a Director and President receives $6,000 per month, and a Director and Corporate Secretary receives $4,000 per month for services performed on behalf of Altus. Accounts payable to related parties are comprised principally of accrued service fees since November 2004 together with amounts due to CodeAmerica for certain expenditures paid on the behalf of Altus in connection with CodeAmerica serving as the operator of Altus.

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

The March 2004 reserve acquisitions from CodeAmerica were made at an arm’s length basis based on the fair market value of the proved producing and the offsetting proved undeveloped reserves that were acquired by Altus. The fair market values were established based on projected future discounted cash flow analyses that included consideration of: a) future development costs to drill and complete the reserves, b) independent reserve estimation, production rates and associated decline curves prepared by a consulting engineer, c) forward NYMEX price strips for natural gas, d) historical location basis for Freestone County relative to the Henry Hub, and e) estimated future operating costs.

The proved producing reserve interest acquired was based on a 10-percent discounted value calculation while the proved undeveloped reserve interests were based on a 16-percent discounted future cash flow analysis. In connection with the acquisition, Altus issued a total of 4,040,726 common shares to CodeAmerica. The total number of common shares issued for the acquisition were based on the weighted average closing stock price for the ten days prior to consummation of the acquisition.

NOTE 6 – Subsequent Event

On November 9, 2005, Altus entered into a letter agreement with CodeAmerica that provides Altus a 2.0% “carried” working interest (and as associated 1.02% net revenue interest) in the drilling and completion of the initial four Wilcox formation wells drilled on lease acreage in Wharton County, Texas.

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

Our Current Business

We are an independent resource company primarily engaged in the exploration for, development and production of natural gas and oil reserves physically located in the States of Kansas and Texas. Our participation in individual prospects are principally comprised primarily of non-operating working interests ranging from approximately 2% to 25%. So as to effectively allocate our limited capital resources amongst multiple prospect opportunities and in order to limit our exploration and development risk associated with any one prospect, we develop opportunities both through directly funding our proportionate share of capital requirements for a prospect; and through farming out our interest in a prospect and/or through securing a “carried” working interest in a prospect. This allows us to gain an interest in a prospect while third parties fund our share of the capital investment requirements.

Our current portfolio of oil and gas opportunities includes:

•	Our continued participation in the development and production of oil and gas acreage located in Southeast Kansas;
•	The participation in the development of lease acreage located in Wharton County, Texas; and
•	The development of proved undeveloped natural gas reserves in Freestone County, Texas.

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

Our current oil and gas initiatives include the exploration and development of the following prospect opportunities:

Southeast Kansas Lake Creek Prospects

In 2003, we entered into a development agreement to acquire and develop certain prospect acreage located within the Cherokee basin of Southeast Kansas. In July 2004, we entered into a Lake Creek farmout agreement with Orbit Energy, LLC to farmout the Lake Creek Prospect Acreage to Orbit. The farmout agreement provides for us to receive from Orbit $10,000 per well drilled in the Lake Creek Prospect Acreage together with a 25% “carried” working interest in each well drilled. The Lake Creek No. 1 well was completed and commenced commercial production on January 18, 2005. Our working interest in this well is 25%.

In December 2004, we amended the Lake Creek farmout agreement with Orbit to provide us the right to continue to participate in the drilling and development of prospect acreage located outside the original Lake Creek Prospect Acreage with a working interest of up to 25%, of which 10% was to be “carried” by Orbit. The Lake Creek No. 2, 3 and 4 wells were drilled during the 1st quarter 2005, and commenced commercial production during the 2nd quarter 2005. Our working interest in these three wells is 10%.

On January 19, 2005, we entered into the second amendment to the Lake Creek farmout agreement with Orbit. The second amendment provides us the right to continue to participate in Phase II of the drilling and development program of acreage outside the original Lake Creek Prospect Acreage with a non-operating working interest up to 25% in each well drilled. We participated in the drilling of the Lake Creek No. 5 and No. 8 wells during the 2nd quarter 2005, and the wells commenced commercial production in the 2nd quarter. Our participation was at a 10% working interest level, for which we were responsible for funding our proportionate share of drilling and completion costs totalling $75,000 per well or $150,000 in total.

The financing necessary to fund our capital investment in the Lake Creek No. 5 and No. 8 wells was provided by CodeAmerica under our loan agreement with them dated February 4, 2005, which was and effective as of January 1, 2005.

Wharton County, Texas

In July 2004, we entered into a letter of intent with CodeAmerica to purchase certain lease acreage located in Wharton County, Texas. The letter of intent provided us the right to acquire lease acreage in Wharton County at a purchase price of $250.00 per acre or $210,250 in total. The consummation of the lease acquisition was contingent on the execution of a final purchase and sale agreement and on us remitting payment to CodeAmerica for the lease acreage. Had the acquisition been accomplished, we would have held, until payout, an 85% working interest and an associated 61.2% net revenue interest in revenues produced. We would have been responsible for 100% of the capital expenditures required to drill, complete and interconnect the associated reserves.

The project developers are in the process of finalizing financing to effect the drilling and completion of the subject Wharton County acreage. As consideration for certain front end development and evaluation costs incurred by us in connection with the lease acreage, on November 9, 2005 we entered into a letter agreement between us and CodeAmerica that provides us a 2.0% “carried” working interest (and an associated 1.02% net revenue interest) in the drilling and completion of the initial four Wilcox formation wells drilled on the lease acreage. This allows us to participate in the reserve development without having to raise the financing that would be needed to fund a working interest owner’s proportionate share of capital investment and cash calls made by the operator, if we did not have a “carried” working interest.

Current estimates of gross proved recoverable reserves (i.e., reserves which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions) for two initial wells are approximately 3.2 Bcf gross per well, or our net of approximately 33,400 Mcf per well.

Freestone County, Texas

During the year 2003, we acquired a 10% non-operating working interest in the T.E. Lane gas unit located in Freestone County, Texas. The T.E. Lane unit commenced gas production in January 2004 from the Bossier formation and was drilled to a depth of approximately 15,400 feet. In March 2004 we increased our non-operating interest in the T.E. Lane gas unit to 20%, and acquired from CodeAmerica its 100% interest held in surrounding lease acreage, that directly offsets the T.E. Lane unit. The acquisitions were funded through the issuance of 4,040,726 of our common shares to CodeAmerica. The acquisitions were effected at an arm’s length basis based on the estimated fair market value of the reserves, which were determined through projected future discounted cash flow analyses (with inclusion of projected future capital expenditure requirements to drill and complete four direct offset wells to the T.E. Lane gas unit).

Production from the T.E. Lane gas unit is currently shut in by the operator, while he conducts tests and analyses, in anticipation of further workover procedures. The T.E. Lane gas unit carries a 28% royalty burden. Initiatives to secure financing to fund the drilling and development of the acquired lease acreage offsetting the T.E. Lane gas unit have not been successful to date.

Identification and Evaluation of Oil and Gas Opportunities

We continue to evaluate oil and gas development, exploration and exploitation prospects that may be of strategic and/or synergistic interest to us, with consideration of the limited capital resources available to us.

Our British Columbia Property

Early in our company’s formation, we acquired certain mineral claims located in British Columbia, Canada. The title to the property is registered to Blake Becher, a free miner and prospector in British Columbia who conveyed title to the claims to us by an unrecorded deed dated December 13, 2002. Each of the nine claims encompasses 62.5 acres and the claims are more particularly described by the tenure numbers 398933 to 398941 inclusive. The claims are located approximately 82 miles west of Nanaimo, British Columbia, Canada, and approximately 10 miles north from the town of Ucluelet on Vancouver Island. The property is within the Alberni Mining Division. We do not intend to expend further resource or capital funds in connection with these mineral claims.

Results of Operations

Nine Months Ended September 30, 2005 and 2004

Operating revenues totalled $64,427 during the nine month period ended September 30, 2005, and were derived from the Lane No. 1 well located in Freestone County, Texas and production from the Lake Creek Kansas wells. This compares to revenues totalling $13,781 during the nine month period ended September 30, 2004. The increase in revenues for 2005 compared to the same nine month period for year 2004 was derived primarily from oil and natural gas production associated with the Lake Creek No. 1, No. 2, No. 3, No. 4, No. 5 and No. 8 wells.

Lease operating, general and administrative expenses totalled $317,753 during the nine months ended September 30, 2005 compared to $349,110 for the nine months ended September 30, 2004. An increase in lease operating expenses from year 2004 to year 2005 was primarily associated with the commencement of production for the various Kansas wells. General and administrative expenses declined from the nine months ended September 30, 2004 to the same nine month period for year 2005 due to a reduction in professional fees, primarily legal; a scaling back of contract labor; and a reduction in travel expenses, which are highly variable by nature. General and administrative expenses for the nine month period ended September 30, 2005 include non-cash charges totalling $42,876 associated with the stock option fair value amortization attributable to options issued by the Company to consultants and contract labours in November 2004. For the nine month period ended September 2004, there was no stock option fair value amortization.

Interest expense totalled $32,199 for the nine months ended September 30, 2005, and is comprised primarily of interest on the Excalibur convertible loan and interest on the CodeAmerica loans and advances to us. Interest for the nine months ended September 30, 2004 totalled $28,593, of which $27,776 was attributable to a non-cash charge associated with the beneficial conversion component of the Excalibur convertible loan agreement executed in late September 2004.

For the nine months ended September 30, 2005, we experienced a net loss of $(307,206) compared to a net loss of ($375,352) for the nine months ended September 30, 2004.

Three Months Ended September 30, 2005 and 2004

Operating revenues totalled $17,340 during the three month period ended September 30, 2005, and were derived from the Lane No. 1 well located in Freestone County, Texas and production from the Lake Creek Kansas wells. This compares to revenues totalling $7,422 during the three month period ended September 30, 2004 which were derived entirely from the T.E. Lane No. 1 well production.

Lease operating, general and administrative expenses totalled $96,860 during the three months ended September 30, 2005 compared to $122,684 for the three months ended September 30, 2004. Interest expense totalled $13,252 for the three months ended September 30, 2005, and is comprised primarily of interest on the Excalibur convertible loan and interest on the CodeAmerica loans and advances to us. Interest for the three months ended September 30, 2004 totalled $28,574, which included the effect of a $27,776 non-cash charge associated with the beneficial conversion component of the Excalibur convertible loan agreement executed in late September 2004.

For the three months ended September 30, 2005, we experienced a net loss of $(101,546) compared to a net loss of ($149,970) for the three months ended September 30, 2004.

Liquidity and Capital Resources

Historically, we have financed our capital and operating cash requirements primarily through the sale of common stock and loans accomplished through private placement transactions, and through advances from our officers and directors, or their affiliates. Our total cash and cash equivalent position at September 30, 2005 was $985. Our accounts payable total $200,399, of which $182,850 are amounts due to related parties (i.e., officers and directors).

Other current liabilities total $244,850 at September 30, 2005, of which $241,600 are amounts due to CodeAmerica in connection with advances made to the Company pursuant to the loan agreement entered into with CodeAmerica on February 4, 2005. Accrued interest on the CodeAmerica loan totals $14,255 at September 30, 2005.

In September 2004, we entered into a one-year convertible loan agreement with Excalibur Investment Corporation. The loan carried an interest rate of 10% per annum, and could be converted into common stock of the Company at a share price equal to the lessor of 90% of the:

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

On September 20, 2005, Excalibur exercised its right to convert $275,000, which was the total outstanding amount of the loan plus accrued interest, into our shares of common stock at $0.16 per share. On September 23, 2005, we issued 1,718,750 shares of common stock to Kenneth Quinn, the president of Excalibur, pursuant to the convertible loan agreement. All of the securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 903 of Regulation S of the Securities Act for the private offering of securities. Neither Excalibur nor Kenneth Quinn are “U.S. Persons” as defined by Regulation S of the Securities Act and they are not acquiring the securities for the account or benefit of any U.S. Person. Neither Excalibur nor Kenneth Quinn were in the United States at the time the offer to purchase the securities was received. The securities are “restricted securities” within the meaning of the Securities Act and were issued to Kenneth Quinn in accordance with Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities.

On February 4, 2005, we entered into a loan agreement with CodeAmerica Investment LLC, a company owned by our chairman, Milton Cox. The loan agreement was effective as of January 1, 2005, provides for a 10% per annum interest rate, and is due within five days of demand for payment.

For the nine months ended September 30, 2005, net cash used in operating activities was $60,515 compared to cash used in operating activities of $149,032 for the same period in 2004. Net cash provided by financing activity was $207,000 for the nine months ended September 30, 2005 derived from advances to the Company by CodeAmerica. This compares to cash provided by financing activities for the same period in 2004 of $750,000 derived from the loan proceeds from Excalibur under its convertible loan, and the collection of $500,000 in subscription receivable associated with our private placement in the year 2003.

Our operating and capital investment funding requirements during the nine month period ended September 30, 2005 were derived principally from our officers and directors, and entities controlled by them.

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

Future Operations

Cash Requirements

During the next twelve month period ended September 30, 2006, we project total cash requirements of approximately $5.5 million to be expended primarily in connection with our drilling and development of our oil and gas interests located in Texas and Kansas. Our cash requirements include amounts necessary to sustain our operations and amounts to be directed to the identification and evaluation of oil and gas prospects and opportunities.

With regard to our continued participation in the drilling and development of lease acreage in Kansas, we would like to participate in the drilling of a minimum of 20 wells with a 10% non-operating working interest in each well. Our capital investment requirement is approximately $75,000 per well, and our participation in 20 wells will require approximately $1,500,000 over the next twelve months.

In Freestone County, we expect to incur approximately $100,000 associated with the analysis and workover of the T.E. Lane No. 1 well. Additionally, it is our desire to drill at least one 15,000 foot well as a direct offset to the Lane gas unit, which would allow us to test favourable looking formations while in route to the targeted lower Bossier formation. Estimated capital expenditure funding amounts necessary to drill one offset well over the next twelve month period, is estimated to be approximately $3.2 million.

On an annualized basis, we estimate that we will expend approximately $300,000 on operating, general and administrative expenses, and estimate working capital requirements of $200,000.

Based on the plan of operation, our current available cash will not be sufficient to fund our capital expenditure, operating and working capital requirements for the next twelve months. We will pursue raising debt or equity financing through one or more private placements; however, there are no assurances that we will be able to raise sufficient financing to meet our needs in the future.

In the event that we are unable to raise additional financing, and fail to generate significant operating cash flow, we will be required to modify our exploration, and reserve drilling and development plan accordingly. Additionally, without additional financing we may loose our lease rights under existing oil and gas leases either through expiration or through our inability to meet lease rental payment obligations.

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

Over the next twelve months we intend to use all available funds to continue the exploration and development of oil and gas opportunities, and our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ended September 30, 2006

Operating, General and Administrative		$300,000

Exploration, Drilling and Development Expenditures
Freestone County, Lane Workover & Drill One Offset Well	3,300,000
Kansas Development Program	1,500,000
Other Exploration and Development Prospects	200,000
	5,000,000	5,000,000

Working Capital		200,000
Total:		5,500,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ended September 30, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ended September 30, 2006.

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

Going Concern

Due to our being an exploration stage company, the lack of revenues and the substantial capital funding requirements necessary to continue our exploration, drilling and development activities, our independent auditor’s report on our audited financial statements, in our Form 10-KSB for the fiscal year ended December 31, 2004, contained a going concern qualified opinion. The qualified explanatory paragraph contained in their audit report should be read in connection with our management’s discussion of our financial condition, liquidity and capital resources presented herein.

While we intend to pursue additional financing to fund our capital expenditure and working capital needs during the next twelve month period through private placements, public offerings and/or bank financing, there are no definitive agreements or certainty that we will be successful in our pursuit.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) (revised 2004) (“FAS 123(R)”). In addition, in March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our general and administrative expenses. On April 14, 2005, the SEC announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS  123(R) as of the beginning of the first annual reporting period that begins after December 15, 2005, which will be our calendar year ending December 31, 2006. We will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

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

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is ($990,848). Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

We are in the very early exploration stage and we will require additional funds to sustain and expand our oil and gas exploration activities. We anticipate that we will require up to approximately $5.5 million to fund our continued operations for the next twelve months ending September 30, 2006. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our exploration plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

We do not own any resource properties. We hold working and royalty interests in oil and gas leases in Texas and Kansas. We have working interests in various oil and gas leases, however, unless we are able to pay our proportionate share of costs associated with our working interests, our interest in the leases may be diluted or we may lose our interests entirely. Additionally, if we are unable to meet payment obligations under the oil and gas leases we may lose our rights under the leases either through lease expirations or through our inability to meet minimum lease payment requirements.

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

Our officers and directors beneficially own a total of 14,683,995 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors beneficially own a total of 14,683,995 of common stock, which is 33.14% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 23, 2005, we issued 1,718,750 shares of common stock to Kenneth Quinn, the president of Excalibur Investment Corporation, pursuant to a convertible loan agreement dated September 20, 2004. All of the securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 903 of Regulation S of the Securities Act for the private offering of securities. Neither Excalibur nor Kenneth Quinn are “U.S. Persons” as defined by Regulation S of the Securities Act and they are not acquiring the securities for the account or benefit of any U.S. Person. Neither Excalibur nor Kenneth Quinn were in the United States at the time the offer to purchase the securities was received. The securities are “restricted securities” within the meaning of the Securities Act and were issued to Kenneth Quinn in accordance with Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities.

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

10.1  Letter of Intent between Orbit Energy, LLC and Altus Explorations Inc. dated October 22, 2003 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2003 and amended on November 26, 2003).

10.2  Letter of Intent between B.B.I. Inc./Escopeta Oil Company, L.L.C. and Altus Explorations Inc. dated October 22, 2003 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2003 and amended on November 26, 2003).

10.3  Assignment of Bill and Sale between CodeAmerica Investments, LLC and Altus Explorations Inc. dated October 22, 2003 (incorporated by reference from our Current Report on Form 8-K filed on November 6, 2003 and amended on November 26, 2003).

10.4  Exploration Agreement between Escopeta Oil Company, L.L.C and Altus Explorations Inc. dated November 12, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 13, 2004).

10.5  Lease Purchase and Sale Agreement between CodeAmerica Investments, LLC and Altus Explorations Inc. dated June 30, 2004 (incorporated by reference from our Current Report on Form 8-K filed on April 13, 2004).

10.6  Convertible Loan Agreement between Excalibur Investment Corp. and Altus Explorations Inc. dated September 20, 2004 (incorporate by reference from our Current Report on Form 8-K filed on September 29, 2004).

10.7  Cancellation of Release Agreement between Altus Explorations Inc. and Escopeta Oil Company, LLC dated November 1, 2004 (incorporate by reference from our Form 10-QSB filed on November 16, 2004).

10.8  Amendment to the Lake Creek Prospect Farmout Agreement with Orbit Energy LLC. (incorporated by reference from our Current Report on Form 8-K filed on December 23, 2004).

10.9  Letter Agreement dated November 9, 2005 between Altus Explorations Inc. and CodeAmerica Investments, LLC (filed herewith).

(14)	Code of Ethics

14.1  Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 13, 2004).

(31)	Section 302 Certifications
31.1	Section 302 Certification (filed herewith).
31.2	Section 302 Certification (filed herewith).

(32)	Section 906 Certification
32.1	Section 906 Certification (filed herewith).
32.2	Section 906 Certification (filed herewith).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTUS EXPLORATIONS INC.

By /s/ Bassam Nastat

Bassam Nastat, President and Director

(Principal Executive Officer)

By: Darrell Parlee

Darrell Parlee, Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2005