Form 10KSB
period 2005-12-31
ALTUS EXPLORATIONS INC
filed 2006-04-20
CIK 1165639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number  0-31444

Altus Explorations, Inc.
(Name of small business issuer in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 100 - 8900 Germantown Road Olive Branch, Mississippi	38654
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  662.893.7376

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐;   No ☒

Registrant’s revenues for its most recent fiscal year were $74,421.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based on the average bid and asked prices as of April 14, 2006, was approximately $1,709,235.

The number of shares outstanding of the issuer’s common equity as of April 14, 2006, was 46,572,792 shares of common stock, par value par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes ☐;   No ☒

Glossary of Oil and Gas Terms

The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and this information statement:

Bbl.    One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

Bcf.    One billion cubic feet of gas.

Bcfe:  One billion cubic feet of gas equivalent, calculated by multiplying the number of barrels of oil by a conversion factor of six.

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

MMBOE.    One million BOE.

MMcf.    One million cubic feet of gas.

Net acres.    Gross acres multiplied by the Company’s net revenue interest in the acreage.

Net oil and gas wells.    Gross wells multiplied by the Company’s net revenue interest in the well.

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

Estimates of proved reserves do not include: (i) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (ii) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (iii) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (iv) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

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

As used in this annual report, the terms "we", "us", "our", and "Altus" mean Altus Explorations Inc., unless otherwise indicated.

Our Current Business

We are an independent resource company primarily engaged in the exploration for, development and production of natural gas and oil reserves physically located in Texas. Our participation in individual prospects is comprised of non-operating working interests.  So as to effectively allocate our limited capital resources amongst multiple prospect opportunities and in order to limit our exploration and development risk associated with any one prospect, we develop opportunities both through directly funding our proportionate share of capital requirements for a prospect; and through farming out our interest in a prospect and receiving a “carried” working interest in a prospect. A “carried” working interest allows us to gain an interest in a prospect, while third parties fund our share of the capital expenditure requirements.

Our current portfolio of oil and gas opportunities is comprised of our participation in the development of lease acreage located in Wharton County, Texas.

Our ability to progress the exploration and development of oil and natural gas opportunities in the past and in the future is heavily dependent on our ability to secure financing sufficient to allow us to fund our initiatives, to meet operating and working capital requirements, and to act on future opportunities as they arise.

Our oil and gas initiatives undertaken during the year 2005 included the exploration and development of the following prospect opportunities:

Southeast Kansas Lake Creek Prospects

In 2003, we  acquired prospect acreage located within the Cherokee basin of Southeast Kansas. In July 2004, we farmout the Lake Creek Prospect Acreage to Orbit Energy, LLC. The farmout agreement provides for us to receive from Orbit $10,000 per well drilled in the Lake Creek Prospect Acreage together with a 25.0% “carried” working interest in each well drilled. The Lake Creek No. 1 well was completed and commenced commercial production on January 18, 2005. Our working interest in this well is 25.0%, and net revenue interest totals 18.75%.

In December 2004, we amended this farmout agreement with Orbit to provide us the right to continue to participate in the drilling and development of prospect acreage located outside the original Lake Creek Prospect Acreage with a working interest of up to 25.0%, of which 10.0% was to be “carried” by Orbit. The Lake Creek No. 2 and No. 3 wells were drilled during the 1st quarter 2005, and commenced commercial production during the 2nd quarter 2005. The Lake Creek No. 4 well was drilled and commenced commercial production during the 2nd quarter 2005. Our working interest in each well is 10.0% and net revenue interest is 7.5%.

On January 19, 2005, we amended our farmout agreement with Orbit to provide us the right to continue to participate in Phase II of the drilling and development program of acreage outside the original Lake Creek Prospect Acreage with a non-operating working interest up to 25% in each well drilled. We participated in the drilling of the Lake Creek No. 5 and No. 8 wells during the 2nd quarter 2005, and the wells commenced commercial production in the 2nd quarter. Our participation was at a 10.0% working interest level (with a 7.5% net revenue interest), for which we were responsible for funding our proportionate share of drilling and completion costs totalling $75,000 per well or $150,000 in total.

The financing necessary to fund our capital investment in the Lake Creek No. 5 and No. 8 wells was provided by CodeAmerica under our loan agreement with them dated February 4, 2005. Our total net revenues generated during the year 2005 from our Kansas Lake Creek Prospect interests was $43,285, with net production volumes of 230 barrels oil and 4,308 Mcf natural gas. We had no revenues in year 2004 from our Lake Creek interests.

Our investment in the Kansas Lake Creek acreage was transferred to CodeAmerica in satisfaction of the outstanding note payable due to CodeAmerica together with accrued interest which totalled $263,932 at December 31, 2005. All borrowings under the CodeAmerica note were secured by all of our assets and the note was the primary source of funding for Altus’ investment in the Lake Creek oil and gas investment. The present value of discounted future net cash flows for our interest in the Kansas Lake Creek Prospect totalled approximately $15,000 at December 31, 2005.

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

The project developers are in the process of finalizing financing to effect the drilling and completion of the subject Wharton County acreage. As consideration for certain front end development and evaluation costs incurred by us in connection with the lease acreage, on November 9, 2005, we entered into a letter agreement between us and CodeAmerica that provides us a 2.0% “carried” working interest (and an associated 1.525% net revenue interest) in the drilling and completion of the initial four Wilcox formation wells drilled on the lease acreage. This allows us to participate in the reserve development without having to raise the financing that would be needed to fund a working interest owner’s proportionate share of capital investment and cash calls made by the operator, if we did not have a “carried” working interest.

The operator’s estimate of gross proved undeveloped reserves for two initial wells are approximately 3.1 Bcfe gross per well, or our net of approximately 46,940 Mcf per well of proved undeveloped reserves to our net interest in each well.

Freestone County, Texas

During the year 2003, we acquired a 10% non-operating working interest in the T.E. Lane gas unit located in Freestone County, Texas. The T.E. Lane unit commenced gas production in January 2004 from the Bossier formation and was drilled to a depth of approximately 15,400 feet. In March 2004 we increased our non-operating interest in the T.E. Lane gas unit to 20%, and acquired from CodeAmerica its 100% interest held in lease acreage contiguous to the T.E. Lane unit. The March 2004 acquisitions were funded through the issuance of 4,040,726 of our common shares to CodeAmerica. The acquisitions were effected based on the estimated fair market value of the reserves, which were determined through projected future discounted cash flow analyses (including projected future capital expenditure requirements to drill and complete four direct offset wells to the T.E. Lane gas unit).

Production from the T.E. Lane gas unit was shut in by the operator during the 4th quarter 2005 while the operator conducted tests and analyses, in anticipation of further workover procedures. The T.E. Lane operator has not been successful in restoring the gas unit’s production due to “downhole” mechanical problems. The operator indicates that it is possible that restoring production associated with our 20% non-operating interest in the well may not be economically feasible. Our proportionate share of net production from the T.E. Lane well for the year 2005 was 5,293 Mcf which generated revenues associated with our net revenue interest totalling $31,136 for the year. Our net production and revenues in 2004 from the Lane well totalled 7,613 Mcf and $25,510, respectively.

To date the acquired undrilled acreage adjacent to the T.E. Lane well was being held by the Lane well production, while we sought financing to fund the drilling and development of the offsetting acreage to which proved undeveloped reserve classification has been assigned. With the Lane well not under production, the underlying oil and gas leases will expire if not renewed or delay rental payments are not made.

The cost to drill and complete a single 15,000 foot deep well in the undrilled acreage to the Bossier formation is estimated to be approximately $3.2 million per well. Our initiatives to date to secure financing to fund the drilling and development of the Freestone County unproved acreage have not been successful. Small cap independent exploration and production companies, such as Altus, are inherently capital constrained in their ability to raise sufficient financing to drill and develop all their prospects, and they are challenged to diversify their drilling risk across many prospects in order for the company not to be solely dependent one or a few individual prospects.

With the absence of current production coupled with the expiration of oil and gas leases, and our limited access to capital at the level required to fund the drilling of very deep and expensive wells in the undrilled Freestone County acreage, we have concluded that our investment in the Freestone County acreage is impaired as defined under Statement of Financing Accounting Standards (“SFAS”) No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets, and have recorded an impairment loss of $1,118,493 to reduce the carrying value of our oil and gas property in Freestone County to its estimated net realizable value of zero at year end 2005.

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

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(1,275,449). Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

-	Our ability to locate a profitable resource property;

-	Our ability to generate revenues; and

-	Our ability to reduce exploration costs.

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

We are in an early development stage and we need additional financing before we are able to continue our exploration efforts. We are working to arrange financing, but we may be unable to raise financing. If we are not able to raise any financing we will have to delay our exploration or go out of business.

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

We do not own any resource properties. We hold working and revenue interests in various oil and gas leases

We do not own any resource properties. We hold working and royalty interests in oil and gas leases in Texas and Kansas. Unless we are able to pay our proportionate share of costs associated with our working interests, our interest in the leases may be diluted or lost entirely.

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

Our officers and directors beneficially own a total of 450,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors beneficially own a total of 450,000 shares of stock, which is .1% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

Our principal offices are located at Suite 100, 8900 Germantown Road, Olive Branch, Mississippi 38654. Our telephone number is 662-893-7376. We lease our office space from McDowell & Son on a month to month basis and pay our proportionate share of monthly rent totalling $1,600. During the fiscal year ending December 31, 2005, we paid $19,200 for rent.

The properties in which we hold our interests do not have any productive natural or oil wells at the date hereof.

Our Oakcrest Prospect Property

As of December 31, 2005 we hold a 2.0% “carried” working interest, and an associated 1.525% net revenue interest, in the drilling and development of the initial four wells in the Wilcox formation located in the Edgar Survey 93, and the J. Borden Survey, Abstract 9 in Wharton County Texas.

Our Texas Freestone County Property

As of December 31, 2005 we hold a 20% working interest in the T.E. Lane Gas Unit, and 100% working interests in ten leases covering approximately 526.1 gross acres in Freestone County, Texas. The leases are more particularly described as Texas State lease numbers FRTX0001-00 to 01; FRTX0003-00 to 04; and FRTX0004-00 to 01.

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

Effective December 31, 2005 our interests in the Kansas leases were transferred to CodeAmerica in full satisfaction of amounts due by Altus to CodeAmerica for principal and accrued interest under its Loan Agreement with CodeAmerica..

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

On January 13, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Altus Explorations, Inc." and under the symbol "ATUX". The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2003, 2004 and 2005. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High(2)	Low(2)
March 31, 2003	0.01	0.01
June 30, 2003	0.02	0.02
September 30, 2003	0.02	0.02
December 31, 2003	2.00	0.00
March 31, 2004	3.60	0.80
June 30, 2004	1.60	0.79
September 30, 2004	0.97	0.41
December 31, 2004	0.50	0.19
March 31, 2005	0.95	0.23
June 30, 2005	0.80	0.22
September 30, 2005	0.35	0.16
December 31, 2005	0.22	0.05

(1) Our common stock received approval for quotation on January 13, 2003. The first trade occurred December 10, 2003.

(2) On November 6, 2003, we affected an 8 for 1 forward split of our common stock and on February 24, 2004 we effected a 4 for 1 forward split, as a result all stock prices have been adjusted on a post-split basis.

On Arpil 14, 2006, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $.055 per share.

As of April 14, 2006, there were 52 holders of record of our common stock with 19,904,043 shares held in street name through Cede & Co.. As of such date, 46,572,792 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

For the twelve month period ended December 31, 2005, we issued 3,978,466 shares of common stock which were exempt from registration under the Securities Act of 1933. All securities issued during 2005 are “restricted securities” within the meaning of the Securities Act. No securities were issued during the year 2004.

On September 23, 2005 we issued 1,718,750 shares pursuant to Excalibur’s exercise of its right to convert its convertible loan of $250,000 plus accrued interest, originally made to the Company on September 20, 2004, to common shares at a conversion rate of $.16 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for non “U.S. Persons” as defined by Regulation S of the Securities Act.

On February 17, 2006 the Board of Directors approved the issuance of a total of 2,259,716 common shares with a par value of $.001 in capital stock of the Company to former officers and directors of the Company in satisfaction of accounts payables due to Milton Cox, Bassam Nastat and Don Sytsma, or their affiliates, for unpaid services and amounts paid by them on the behalf of the Company totalling $238,078 as of December 30, 2005. The conversion of payables to common stock was based on a conversion rate of two times (2) of the weighted average price per share for the last ten (10) trading days of December 2005, or a conversion rate $.10536 per share. The securities were issued pursuant to the exemption from registration provided “Accredited Investor” as the term is defined in Regulation D under the Securities Act of 1933.

Item 6.	Management Discussion and Analysis and Plan of Operation.

Results of Operations.

We incurred losses from continuing operations for the years ended December 31, 2005 and 2004 of $1,962,541 and $3,849,324, respectively. Losses associated with the investment in the Freestone oil and gas prospect and general and administrative expenses are the principal components of our losses in 2005 and 2004.

In 2005, we incurred an impairment loss (noncash) of $1,118,493 associated with the writedown of the Freestone properties to its estimated net realizable value of zero based on the substantial costs necessary to develop this acreage and Altus’ inability at the present time to fund such costs. We issued 2,259,716 shares of common stock for amounts due to former directors and officers which totalled $238,078 associated with unpaid services fees and expenses paid on our behalf. We also incurred non cash charges to general and administrative expense of $222,199 for the fair value amortization of stock options issued in 2004. In connection with settling and fully satisfying outstanding borrowings including accrued interest of $263,932 to CodeAmerica as of December 31, 2005, we transferred our interests in the Kansas Lake Creek Prospect to CodeAmerica. In connection with the transfer we recorded a noncash loss on the disposition totalling $108,788.

In 2004, we recorded noncash charges to general and administrative expense of $3,384,071 to reflect the difference between the fair value of the Freestone properties acquired from CodeAmerica on March 31, 2004 and CodeAmerica’s historical cost basis in the properties. The acquisition was funded through the issuance of 4,040,726 common shares to CodeAmerica at the date of acquisition with a value of $4,187,000. The acquisition was originally recorded at the fair value of the properties acquired. Pursuant to SEC requirements, the acquisition of assets from a related party should have been recorded at the historical net cost basis of the seller which was $1,002,929. In accordance with SEC requirements the difference between fair market value of the properties and the seller’s cost basis was recorded to the 2004 statement of operations and statements of cash flow as share based compensation to a related party.

Financial Condition, Liquidity and Capital Resources

Our ability to secure capital financing sufficient to fund large scale drilling and development programs has historically been very limited. In connection with the reassessment of our strengths; an inventory of oil and gas opportunities; and our current financial position we have taken steps to strengthen our financial position, prioritize our oil and gas prospects, and direct our limited resources to oil and gas prospects that are consistent with our ability to raise capital funding. We engaged an economist to evaluate the carrying value and potential impairment of certain of our oil and gas investments carried on our books as of year end 2005. The evaluation resulted in our recording noncash impairment losses of our oil and gas investments located in Freestone County, Texas totalling $1,118,493 and costs incurred in the evaluation of possible prospects in Louisiana and Alaska totalling $150,332 at December 31, 2005. (See Item 1 - Description of Business).

As of December 30, 2005 Altus had accounts payables due to former officers and directors of the Company totalling $238,078 related to unpaid services and amounts paid by them on behalf of the Company. In conjunction with our initiatives to settle our obligations, on February 17, 2006, our Board of Directors approved the issuance of a total of 2,259,716 common shares with a par value of $.001 in common stock of the Company to former officers and directors of the Company in satisfaction of $238,078 accounts payables due to them as of December 30, 2005. The conversion of payables to common stock was effective December 30, 2005, and was based on a conversion rate of two times (2) the weighted average price per share for the last ten (10) trading days of December 2005, or a conversion rate $0.10536 per share. Also in connection with our initiatives to settle and satisfy our outstanding obligations at December 31, 2005, we transferred our interests in the Kansas Lake Creek Prospect to CodeAmerica in exchange for the outstanding principal and accrued interest totalling $263,932 under our loan agreement with CodeAmerica..

At December 31, 2005, we had cash of $411, and negative working capital of ($39,900). Accounts payable due to non-related parties totalled $48,803 related principally to legal and accounting costs incurred in connection with being a public company.

Proceeds from borrowings of $242,600 under the CodeAmerica loan agreement were primarily used to fund our $150,000 investment made in the Kansas Lake Creek No. 5 and No. 8 wells drilled and completed in the 2nd quarter 2005. Our working interest in the wells was 10.0% with a net revenue interest of 7.5%. The balance of funds borrowed from CodeAmerica were used for working capital. Effective December 31, 2005 the outstanding principal and accrued interest under the CodeAmerica loan agreement was fully satisfied with the transfer of our interests in the Kansas Lake Creek Prospect to CodeAmerica.

On September 20, 2005, Excalibur gave notice of its election to convert its outstanding loan including accrued interest totalling $275,000 into 1,718,750 common shares at a conversion rate of $.16 per common share (which represented 90% of the average closing price of Altus common shares for five trading days prior to Excalibur’s notice of election to convert the loan to Altus common shares).

Our primary asset at December 31, 2005, is our non-operating working and revenue interest in the Oakcrest Prospect located in Wharton County, Texas which totalled $30,467 at December 31, 2005. This compares to oil and gas properties at December 31, 2004 of $1,542,742. The reduction in oil and gas properties from 2004 to 2005 is associated with: a) depletion and amortization during 2005 totalling $20,730; b) the impairment loss of the Freestone County, Texas property and write off of costs incurred during 2004 in connection with evaluating prospects in Louisiana and Alaska which in the aggregate totalled $1,268,825 at December 31, 2005; c) reduction in our oil and gas properties of $372,720 associated with the transfer of our Kansas Lake Creek acreage to CodeAmerica in satisfaction of the outstanding loan balance due them at December 31, 2005; and d) offset with $150,000 capital expenditures during year 2005.

In January 2004, the T.E. Lane gas unit commenced commercial production. Our net share of revenues from the unit for the year ending December 31, 2005 totalled $31,136 with net production volumes of 5,293 Mcf. In 2004 we had $25,510 in net revenues and 7,613 Mcf from our net interest in the well. The T.E. Lane well is currently not producing, and it is not economic for us to restore production.

In 2005 we participated in the drilling and completion of six wells in the Lake Creek Prospect located in Kansas. Our interests in the first 4 wells were “carried” working interests and had 25.0% royalty burdens. We funded our 10.0% proportionate share of capital expenditures in the 5th and 6th wells drilled totalling $150,000. Our total net revenue for 2005 from the Lake Creek Prospect was $43,285 with net production of 230 barrels oil and 4,308 Mcf of natural gas. In conjunction with our initiatives to settle and satisfy our outstanding obligations at December 31, 2005, we transferred our interests in the Kansas Lake Creek Prospect to CodeAmerica in exchange for the outstanding principal and accrued interest totalling $263,932 under our loan agreement with CodeAmerica..

Natural gas and oil exploration, drilling and development activities requires substantial capital resources, and we historically have not been able to secure sufficient financing to act on oil and gas investment opportunities as they are identified. If we are unsuccessful in obtaining financing and fail to achieve and sustain a profitable level of operations, we may be unable to fully implement our business plans or continue operations. Future financing through equity, debt or other sources could result in the dilution of Company equity, increase our liabilities, and/or restrict the future availability and use of cash resources. Additionally, there can be no assurance that adequate financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to execute our business plans, and will be required to scale back the pace and magnitude of our oil and gas prospects drilling and development initiatives. We also may not be able to meet our vendor and service provider obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Cash Requirements

During the twelve month period ending December 31, 2006, we project total cash requirements of approximately $480,000. .

We have allocated $200,000 in our capital budget to use in our assessment of oil and gas opportunities, as they are identified in order to allow us to evaluate whether the opportunities are economic, consistent with our strategic direction and within our technical and financial capacity to participate in the investment.

On an annualized basis, we estimate that we will expend approximately $180,000 on operating, general and administrative expenses, and estimate working capital requirements of $100,000.

Based on our budgeted plan of operation, our current available cash will not be sufficient to fund planned capital expenditures, operating and working capital requirements for the year 2006. We are evaluating options to raise equity or debt financing through private placements and other means sufficient to sustain the continuing evaluation and development of our oil and natural gas reserve opportunities. There are no assurances, however, that we will be able to raise sufficient financing to meet our needs in the future.

In the event that we are unable to raise additional financing, and fail to generate significant operating cash flow, we will be required to modify our exploration, and reserve drilling and development plan accordingly. We may raise funds through equity financing, debt financing, or other sources, which could result in dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment. Further, until we are able to raise additional capital, we expect to continue to be unprofitable.

Over the next twelve months we intend to use all available funds to continue the exploration and development of oil and gas opportunities, and our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2006

Operating, General and Administrative costs	$180,000

Exploration, Drilling and Development Expenditures

Evaluation of Exploration and Development Prospects	$200,000

Working Capital	$100,000

Total	$480,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $1,962,541 during  2005. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our oil and gas properties. Management plans to fund operations through equity offerings, financings, mergers, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to the Company or its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about our ability to continue as a going concern.

We intend to raise additional financing to fund our capital expenditure and working capital needs into year 2006 through private placements, public offerings and/or bank financing. While we have had dialog and discussions with specific potential investors; no definitive written agreements have yet been reached.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) (“FAS 123(R)”). In addition, in March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our general and administrative expenses.

On April 14, 2005, the SEC announced amended compliance dates for FAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS  123(R) as of the beginning of the first annual reporting period that begins after December 15, 2005, which will be our calendar year ending December 31, 2006. We will recognize the cumulative effect of initially applying this statement as of the effective date for the calendar year ending December 31, 2006. This cumulative effect of adopting FAS 125(R) will not be significant as all previously issued and outstanding stock options under our 2004 Stock Option Plan were vested by approval of the Board of Directors as of December 30, 2005.

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

The Independent Auditor's Report of Malone & Bailey, P:C for the audited financial statements for the years ended December 31, 2005 and 2004 is included herein immediately preceding the audited financial statements.

Altus Explorations, Inc. (audited):

Independent Auditor's Report, dated April 14, 2006

Balance Sheets as at December 31, 2005 and 2004

Statements of Operations for the years ended December 31, 2005 and December 31, 2004

Statements of Changes in Stockholders' Equity for the year ended December 31, 2005 and December 31, 2004

Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004

Notes to the Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Altus Explorations, Inc.
Olive Branch, Mississippi

We have audited the accompanying balance sheets of Altus Explorations, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altus Explorations, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, Altus's recurring losses from operations and the need to raise additional financing in order to fund its oil and gas exploration and development activity and satisfy vendors and other creditor obligations, raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 10, the financial statements for 2004 have been restated.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 14, 2006

ALTUS EXPLORATIONS, INC.
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS		(Restated)

Current assets
Cash	$411	$4,500
Accrued receivable and accrued revenues	4,863	-
Total current assets	5,274	4.500

Oil and natural gas properties, full cost method
Subject to amortization, net	30,467	1,542,742

Other property and equipment, net	4,725	8,997

TOTAL ASSETS	$40,466	$1,556,239

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$38,410	$12,258
Accounts payable - related party	6,764	26,520
Accrued interest	-	7,055
Convertible debt	-	250,000
Note payable - related party	-	37,850
Total current liabilities	45,174	333,683

Commitments
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 800,000,000 shares authorized, 46,572,792 shares, and 42,594,326 issued and outstanding at December 31, 2005 and 2004, respectively	46,573	42,594
Additional paid in capital	5,978,973	5,247,675
Retained deficit	(6,030,254)	(4,067,713)
Total stockholders' equity (deficit)	(4,708)	1,222,556

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$40,466	$1,556,239

The accompanying notes are an integral part of these statements.

ALTUS EXPLORATIONS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

	Years Ended December 31,
	2005	2004
		(Restated)

Revenues	$74,421	$25,510

Operating expenses
Lease operating	47,796	20,048
Compensation expense to related party	-	3,384,071
Loss on disposition properties	108,788	-
Impairment of oil and gas investments	1,268,825	-
General and administrative	547,274	421,755
Depreciation and depletion	25,003	14,065
Total operating expenses	1,997,686	3,839,939

Loss from operations	1,920,265	3,814,429

Interest expense	39,276	34,895

Net loss	$(1,962,541)	$(3,849,324)

Net loss per share:
Basic and diluted	$(0.05)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	42,881,569	41,600,705

The accompanying notes are an integral part of these statements.

ALTUS EXPLORATIONS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Deficit	Subscription Receivable	Total

Balance, December 31, 2003	38,553,600	38,553	1,030,427	(218,389)	(500,000)	350,591

Proceeds from subscription receivable	-	-	-	-	500,000	500,000

Issuance of common stock for oil and gas properties and share based compensation	4,040,726	4,041	4,182,959	-	-	4,187,000

Beneficial conversion from convertible debt	-	-	27,777	-	-	27,777

Stock option fair value amortization	-	-	6,512	-	-	6,512

Net loss	-	-	-	(3,849,324)	-	(3,849,324)
Balance, December 31, 2004 (Restated)	42,594,326	$42,594	$5,247,675	$(4,067,713)	$-	$1,222,556

Issuance of common stock in connection with conversion of payables due related parties	2,259,716	2,260	235,818	-	-	238,078

Issuance of common stock in connection with conversion of Excalibur Note	1,718,750	1,719	273,281	-	-	275,000

Stock option fair amortization	-	-	222,199	-	-	222,199

Net loss	-	-	-	(1,962,541)	-	(1,962,541)
Balance, December 31, 2005	46,572,792	$46,573	$5,978,973	$(6,030,254)	$-	$(4,708)

The accompanying notes are an integral part of these statements.

ALTUS EXPLORATIONS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	Year Ended December 31,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,962,541)	$(3,849,324)
Adjustments to reconcile net deficit to cash used by operating activities:
Share based compensation	-	3,384,071
Impairment of oil and gas properties	1,268,825	-
Loss on disposition of oil and gas properties	108,788	-
Beneficial conversion - convertible debt	-	27,777
Depreciation, depletion and amortization	25,002	14,065
Write off note payable - related party	(3,250)	-
Stock option intrinsic value amortization	222,199	6,512
Net change in:
Accounts receivable and accrued revenues	(4,862)	-
Accounts payable and accrued expenses	26,152	(28,917)
Accounts payable - related parties	218,322	26,520
Accrued interest - convertible loan	17,945	7,055
Accrued interest - note payable related party	21,332	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(62,089)	(412,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(9,050)
Investment in oil and gas properties	(150,000)	(389,972)
CASH FLOWS USED IN INVESTING ACTIVITIES	(150,000)	(399,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscription receivable	-	500,000
Proceeds from note payable - related party	208,000	34,600
Proceeds from note payable - convertible loan	-	250,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	208,000	784,600

NET INCREASE (DECREASE) IN CASH	(4,089)	(26,663)
Cash, beginning of period	4,500	31,163
Cash, end of period	$411	$4,500

Cash paid for:
Interest	-	-
Income taxes	-	-
Supplemental Non-cash Disclosures:
Conversion of note payable-convertible loan	$275,000	$-
Conversion of accounts payable to related parties	238,078	-
Common stock for working interests in oil and gas properties	$-	$802,929

The accompanying notes are an integral part of these statements.

ALTUS EXPLORATIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Altus Explorations, Inc. was incorporated in Nevada on November 2, 2001. Altus is engaged in the acquisition and exploration for oil and natural gas.

Altus was previously in the development stage. 2004 is the first year during which Altus is considered an operating company and is no longer in the development stage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Property and Equipment

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three years for computers and seven years for furniture.

Impairment of Assets

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

Basic and Diluted Loss per Share

Basic earnings per share are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no dilutive securities during the periods presented.

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

The costs of the Company's oil and gas properties, including the estimated future costs to develop proved reserves, are depreciated using a composite units-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, then the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the sum of the present value, discounted at 10%, of estimated future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or estimated fair value of unproved properties, less related income tax effects.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

Depreciation and depletion of oil and gas properties is computed using the unit-of-production method based on estimated proven reserves. All costs, including an estimate of future development, restoration, dismantlement and abandonment costs, are included in the depreciable base. The costs of investments in unproved properties are excluded from the calculation until the costs are evaluated and proved reserves established.

Revenue and Cost Recognition

Altus uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which Altus is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

Concentrations

Trade accounts receivables are generated from companies with significant oil and gas marketing activities, which would be impacted by conditions or occurrences affecting that industry. In 2005, approximately 42% of oil and gas revenues were attributable to one customer. Altus performs ongoing credit evaluations of its customers and, generally, requires no collateral. Altus is not aware of any significant credit risk relating to its customers and has not experienced any credit loss associated with such receivables. Substantially all Altus’ receivables were collected shortly after December 31, 2005.

New Accounting Standards

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" (“SFAS No. 123R”). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Altus will adopt SFAS No. 123R as of January 1, 2006. There is no cumulative effect of adopting FAS 123(R) because all previously issued and outstanding stock options under Altus’s 2004 Stock Option Plan were vested by approval of the Board of Directors as of December 30, 2005.

Stock Options

In January 2004, the Board of Directors approved the “2004 Stock Option Plan” and reserved 5,483,040 shares of Altus’ common stock for issuance in the form of incentive and non-qualified stock options to employees, consultants, officers and directors of Altus. On November 19, 2004, Altus issued incentive non-qualified stock options to consultants, contract service providers, officers and Board members for Altus common shares totalling 4,325,000 shares. The options when originally issued provided for vesting over a four-year period; are exercisable for a period of 10 years; and have an exercise price of $.425 per share. On December 30, 2005, the Board of Directors approved the vesting of all issued and outstanding stock options issued under the 2004 Stock Option Plan.

In November 2004 options totalling 800,000 shares were issued to Altus consultants and contract service providers. The options were valued at $228,720 using the Black-Scholes option pricing model. The unamortized fair value of the stock options issued to consultants and contract service providers totalled $179,332 at the date of accelerated vesting of December 30, 2005. The remaining unamortized fair value was recorded as a non-cash charge to compensation expense for the year ended December 31, 2005. Common stock options issued to Altus’ officers and directors in November 2004 totalled 3,525,000 common shares, and in connection with the Board of Directors’ approval to vest all outstanding options under the 2004 Stock Option Plan as of December 30, 2005, these options were also fully vested at December 31, 2005.

The fair value of the options granted under the 2004 Stock Option Plan was derived based on Altus’s share price at the time of issuance of the options and an exercise price of $.425 per share. Financial Accounting Statements 123 and 123(R) do not permit the re-calculation of the fair value of options granted to affect for changes in the share price. The following table illustrates the proforma effect on net income and earnings per share if Altus had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation associated with stock options issued to consultants and contract service providers and to directors and officers under the 2004 Stock Option Plan. The fair value presented in the proforma table was calculated based on the share price and exercise price at the time of original issuance of the stock options in November 2004.

	Year Ended December 31,
	2005	2004

Net loss, as reported	$(1,962,541)	$(3,849,324)
Add: Stock based intrinsic value included in report loss	222,199	6,512
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(979,102)	(28,694)

Pro-forma net loss	$(2,719,444)	$(3,871,506)
Basis and diluted net loss per share
As reported	$(0.05)	$(0.09)
Pro-forma	$(0.06)	$(0.09)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 117%, risk-free interest rate of 1.5%, and expected lives of 10 years.

NOTE 2 - GOING CONCERN

Altus' financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Altus has incurred net losses of $1,962,541 and $3,849,324 for the years ended December 31, 2005 and 2004. This condition raises substantial doubt about Altus' ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Altus is working to secure additional financing to fund its oil and gas exploration and development activities and to meet its obligations and working capital requirements over the next twelve months.

There are no assurances that Altus will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings or bank financing necessary to support Altus' working capital requirements. To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, Altus will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Altus. If adequate working capital is not available Altus may be required to curtail or cease its operations.

NOTE 3 - INCOME TAXES

Deferred income taxes are recorded at the expected tax rate of 34%. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance if it is more or likely than not that some portion or all of the deferred tax asset will not be realized.

	2005	2004
Deferred tax asset attributable to:
Net operating loss	$875,000	$232,000
Less: valuation allowance	(875,000)	(232,000)

Total	$-	$-

2005 and 2004 net operating loss carryforwards begin to expire in 2021.

NOTE 5 - CONVERTIBLE DEBT

Convertible debt is an unsecured one-year 10% term loan borrowed from Excalibur Investment Corp. on September 20, 2004.

Excalibur had the right to convert either a portion of or the total outstanding amount of the loan plus accrued interest upon notice to us, at a price per share equal to the lesser of 90% of the (a) average closing bid price of the shares as listed on a principal market, as quoted by Bloomberg L.P. for the five trading days immediately preceding the date the loan was advanced to us; or (b) average closing bid price of the shares as listed on a principal market, as quoted by Bloomberg L.P. for the five trading days immediately preceding the date we receive notice of conversion from Excalibur. On September 23, 2005, Altus issued 1,718,750 common shares pursuant to Excalibur’s exercise of its right to convert its loan at a conversion rate of $0.16 per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

CodeAmerica Loan Agreement and Sale of Kansas Property

On January 1, 2005, Altus entered into a Loan Agreement with CodeAmerica Investments LLC, a company owned by our former President, Milton Cox, to provide funds principally to develop its Kansas Lake Creek oil and gas properties and to meet its working capital requirements. At the date of the Loan Agreement, Altus had advances from CodeAmerica totalling $34,600 which were included in the loan balance. The loan provided for an interest rate of 10% per annum and was due on demand. The Loan Agreement was secured by all present and after acquired assets of the Company that are not otherwise pledged or used as collateral for other financing transactions of the Company.

At December 31, 2005, Altus had a balance due to CodeAmerica under the Loan Agreement totalling $242,600 plus accrued interest of $21,332. The outstanding balance due CodeAmerica under the Loan Agreement as of December 31, 2005 was extinguished through the transfer of Altus’ interests in the Kansas Lake Creek acreage to CodeAmerica. The estimated present value of discounted future net cash flows for Altus’ interest in the Kansas Lake Creek Prospect totalled approximately $15,000 at December 31, 2005.

Accounts Payables to Former Officers and Directors of Company

At December 31, 2005, Altus had accounts payables due to former officers and directors of the Company totalling $238,078 for unpaid services and amounts paid by them on behalf of Altus. In connection with the restructuring of Altus’ financial position, on February 17, 2006, Altus issued a total of 2,259,716 common shares to former officers and directors in satisfaction of the $238,078 accounts payable to them. The conversion of payables to common stock was based on a conversion rate of two times (2) of the weighted average price per share for the last ten (10) trading days of December 2005, or a conversion rate $0.10536 per share.

Orbit Energy, L.L.C.

Orbit Energy, L.L.C. serves as the operator of the Kansas Lake Creek Prospect. On November 18, 2005 the President and Chief Operating Officer of Orbit, Greg Thompson, was appointed as a Director of Altus. On February 1, 2006, Greg Thompson was named President of Altus. For the year ended December 31, 2005, Altus’s net share of operator fees paid to Orbit for the operation of the Lake Creek wells totalled $11,250.

Oil and Gas Property Purchase

In October 2003, Altus acquired a 10% working interest in the T.E. Lane gas unit located in Freestone County, Texas from CodeAmerica for a price of $200,000.

On March 31, 2004, Altus purchased undivided working interests in certain oil and gas leases located in Freestone County, Texas from CodeAmerica for 4,040,726 shares of common stock with a fair value of $4,187,000 on the date of acquisition. The acquisition was initially and erroneously recorded at the fair value of the properties at the date of the acquisition. Prior to the Agreement, Altus held a 10% undivided working interest in the T.E. Lane gas unit proved developed reserves and in the offsetting acreage proved undeveloped reserves. With the March 2004 acquisition, Altus increased its undivided working interest in the T.E. Lane gas unit to 20%, and its interest in the offsetting proved undeveloped acreage to 100%. The existing and acquired acreage are subject to a 28% royalty on production revenues. See Note 10 for the restatement discussion.

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” which was adopted by Altus in 2002 when Altus first acquired oil and gas properties. SFAS 143 requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Altus accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Altus’s risk-free interest rate. No market risk premium has been included in Altus’ calculation of the ARO balance. Altus’s net ARO liability at December 31, 2005 is zero as estimated salvage value of property and equipment exceeds the expected retirement obligation.

NOTE 8 - COMMITMENTS

Altus leases office space on a month to month basis at the rate of $1,600 per month. Altus has no lease agreement and is not obligated to continue occupancy should it choose to vacate the premises. Total rent expense paid in 2005 and 2004 was $19,200 and $19,100, respectively.

NOTE 9 - COMMON STOCK AND WARRANTS

On February 17, 2006, Altus issued 2,259,716 common shares to former officers and directors in satisfaction of accounts payable due to Milton Cox, Bassam Nastat and Don Sytsma for unpaid services and amounts paid by them on the behalf of Altus totalling $238,078. The conversion of payables to common stock was based on a conversion rate of two times (2) of the weighted average price per share for the last ten (10) trading days of December 2005, or a conversion rate $0.10536 per share.

On September 23, 2005, Altus issued 1,718,750 common shares pursuant to Excalibur’s exercise of its right to convert its convertible loan of $250,000 plus accrued interest of $25,000. The loan was originally made to the Company on September 20, 2004, at a conversion rate of $0.16 per share.

On March 31, 2004 Altus purchased CodeAmerica’s undivided working interests in certain oil and gas leases located in Freestone County, Texas for 4,040,726 common shares valued at approximately $4.2 million. See Notes 6 and 8.

On February 10, 2004 Altus approved a 4 for 1 stock split. The financial statements and footnotes have both been adjusted to show this split. The articles of incorporation were also amended to bring the authorized shares from 200,000,000 to 800,000,000. All share and per share amounts have been adjusted to reflect the retroactive effect of the stock split.

NOTE 10 - RESTATEMENT

Altus restated its balance sheet, statements of operations and cash flows to reflect a revision to the prior accounting treatment for the acquisition of oil and gas properties from a related party. In October 2003, Altus acquired a 10% working interest in the T.E. Lane gas unit located in Freestone County, Texas from CodeAmerica for $200,000. On March 31, 2004, Altus purchased undivided working interests in certain oil and gas leases located in Freestone County, Texas from CodeAmerica valued at $4,187,000 through the issuance of 4,040,726 shares with a then current market value of $4,187,000 on the date of acquisition.

The acquisitions were originally recorded at the fair value of the properties at the date of the acquisition. Pursuant to SEC requirements, an acquisition of assets from related parties under common control are required to be recorded at the historical cost basis of the seller, net of depreciation, depletion and amortization, of the related party seller which was $1,002,929. In conjunction with the revision in accounting treatment for asset acquisitions from related parties, a charge of $3,384,071 was made to year 2004 income, with a corresponding reduction to Altus’ investment in oil and gas properties on its balance sheets to reflect the difference between the fair market value of the properties acquired and CodeAmerica’s cost basis in the properties.

In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

		For the Year ended December 31, 2004

	As Reported	Adjustments	As Restated
Summary Balance Sheet

Total current assets	$4,500		$4,500
Property, plant and equipment	8,997		8,997
Oil and gas properties	4,926,813	(3,384,071)	1,542,742

Total assets	4,940,310	(3,384,071)	1,556,239

Total liabilities	333,683		333,683

Common stock	42,595		42,595
Additional paid in capital	5,247,674		5,247,674
Accumulated deficit	(683,642)	(3,384,071)	(4,067,713)

Total Stockholder's equity	4,606,627	(3,384,071	1,222,556

Total liabilities and stockholder's equity	4,490,310	(3,384,071)	1,106,239

Summary statements of operations

Revenues	25,510		25,510
Operating expenses
Lease operating	20,048		20,048
General and administrative (excluding compensation expense)	421,755		421,755
Compensation expense		3,384,071	3,384,071
Depreciation and depletion	14,065		14,065
Interest	34,895		34,895
Net loss	(465,253)	(3,384,071)	(3,849,324)

Basic and Diluted Earnings (loss) per share	$(0.00)	$(0.09)	$(0.09)

 SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

Proved Developed and Undeveloped Gas Reserves, at year end (net):

	For the Years Ended December 31,
	2005 (Mcf)	2004 (Mcf)
Beginning of year	8,825,702	130,000
Purchases of minerals in place	-	8,732,039
Extensions, discoveries and improved recovery	104,062	-
Sale of reserves	(4,494)	-
Production	(10,981)	(5,989)
Revision of previous estimates	(8,820,409)	(30,348)

End of Year	93,880	8,825,702

Proved Developed Reserves at End of Year	-	185,702

Standardized Measure of Discounted Future Net Cash Flows:

	December 31,
	2005	2004
Future cash inflows	$845,575	$36,172,013
Future production costs	(98,353)	(2,011,092)
Future development costs	-	(12,500,000)
Future income taxes	-	(6,559,664)
Future net cash flows	747,222	15,101,257
10% annual discount for estimated timing of cash flows	(156,948)	(3,065,110)

Standardized Measure of Discounted Future Net Cash Flows	$590,274	$12,036,147

Changes in Standardized Measure of Discounted Future Net Cash Flows:

	For the Years Ended December 31,
	2005	2004
Beginning of the year	$12,036,147	$312,167
Purchase of mineral in place	-	4,187,000
Extensions, discoveries and improved recovery, less related costs	263,964	1,212,313
Development costs incurred during the year	150,000	389,973
Sales of oil and gas produced, net of production costs	(26,625)	(5,642)
Disposition of properties	(383,499)	-
Accretion of discount	(688,476)	-
Net changes in future production costs	(1,912,739)	-
Net change in estimated future development costs	(12,500,000)	12,500,000
Revision of previous quantity estimates	-	-
Revision in estimated timing of cash flows	(2,908,162)	-
Net change in income taxes	6,559,664	(6,559,664)

End of the Year	$590,274	$12,036,147

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Lopez, Blevins, Bork & Associates, L.L.P. (LBB) was dismissed on March 27, 2006 as our independent auditors. LBB's audit reports as of December 31, 2004 and 2003 and for each of the two years then ended on our financial statements did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except with respect to our ability to continue as a going concern.

During the two most recent fiscal years ended December 31, 2004 and 2003 and in the subsequent interim periods through the date of dismissal, there were no disagreements with LBB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of LBB would have caused LBB to make reference to the matter in their report. LBB furnished us with a letter addressed to the Commission stating that it agreed with the above statements. Malone & Bailey, PC was engaged on March 27, 2006 as our principal accountant to audit our financial statements. The decision to change accountants was approved by the Board of Directors.

The managing shareholder of LBB used to work for M&B until July 5, 2004, and M&B was our auditors for 2004 and prior years. Subsequent to July 5, 2004 and through March 27, 2006, neither Altus nor anyone on our behalf consulted with Malone & Bailey, PC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has Malone & Bailey, PC provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) of Regulation S-B with our former accountant.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. The deficiency included our failure to originally account correctly for the Freestone property purchase at the cost basis of the seller, who was a related party. The deficiency resulted from our lack of accounting personnel due to our limited financial resources. We are seeking additional financing to obtain the necessary resources to execute our business plan including personnel and other resources to improve our disclosure controls and procedures. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

We intend to improve our internal controls in an effort to remediate these deficiencies through the following efforts: 1) implementing better controls and procedures over the accounting for acquisition of properties and 2) improving training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at April 14, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Greg A Thompson	Director, President and Secretary	51	November 18, 2005
Darrell Parlee	Director and Treasurer	40	June 17, 2005
Dion Burkard	Director	58	February 3, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Greg A. Thompson

Mr. Thompson became a director on November 18, 2005, and president on February 1, 2006.

Mr. Thompson has 25 years of diversified experience in oil & gas production, operations, contracts, marketing, transportation, and financial instruments. Mr. Thompson is the president and chief operating officer for Orbit Energy LLC. From 2001-2002, he was general manager, oil & gas sales for Coast Energy Group and from 1998-1999, he was manager national oil & gas accounts for Columbia Energy Services. HFrom 1996-1998, he was Director-Oil & Gas Division for TexPar Energy, Inc. From 1993-1996, Mr. Thompson held the position of Vice President, Oil & Gas Marketing with Teco Energy Marketing (Now PG&E Energy Services)  From 1989-1993, he was Vice President, Oil & Gas Marketing for Graham Resources Corp., and from 1979-1989, he was Director, Oil & Gas Marketing for United Gas Pipeline Co., a Division of Occidental Petroleum.

Darrell Parlee

Mr. Parlee became treasurer on June 17, 2005 and a director on February 3, 2006.

Mr. Parlee 16 years experience in the oil and gas industry. During his career, he has held accounting positions with oil and gas exploration and development companies in Canada and the United States. Mr. Parlee graduated in 1988 from the Southern Alberta Institute of Technology with a business / marketing degree. He also holds additional certificates in Joint Venture Contracts, Joint Venture Accounting and Production Revenue Accounting.

Dion Burkard

Mr. Burkard became a director on February 3, 2006.

Mr. Burkard has 20 years business development experience in oil field production equipment and pipeline design, has extensive management experience and field operating experience, and is a certified environmental inspector. He currently is a vice president of SCS Energy Services, responsible for marketing and business development. From 1995 - 1999 he was field service superintendent for Diamond Oil and Gas. Prior to that he was president of an environmental firm providing Phase I and Phase II environmental site assessments for institutions, insurance companies and for various governmental agencies.

Committees of the Board

Currently our company has the following committees:

•	Audit Committee;

•	Nominating and Corporate Governance Committee; and

•	Compensation Committee.

Our Audit Committee is currently made up of Greg A. Thompson, Darrell Parlee and Dion Burkard. The Audit Committee is governed by the Audit Committee Charter adopted by the board of directors on February 27, 2004.

Our Nominating and Corporate Governance Committee is currently made up of Greg A. Thompson, Darrell Parlee and Dion Burkard The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter adopted by the board of directors on February 27, 2004.

Our Compensation Committee is currently made up of Greg A. Thompson, Darrell Parlee and Dion Burkard The Compensation Committee is governed by the Compensation Committee Charter adopted by the board of directors on February 27, 2004.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2005, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Greg Thompson(2) President, Secretary Director	2005 2004 2003	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil 100,000(3) Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Darrell Parlee(4) Treasurer and Director	2005 2004 2003	$11,450 $25,941 $Nil	$Nil $Nil $Nil	Nil Nil Nil	Nil 100,000(5) Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)    The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)    Greg Thompson became a director on November 18, 2005 and our president on February 1, 2006.

(3)    Greg Thompson was granted stock options to purchase up to 100,000 common shares of our company on November 19, 2004. The options are exercisable at a price of $0.425 per share until November 19, 2014. The options are fully vested as of December 31, 2005.

(4)    Darrell Parlee became our treasurer on June 17, 2005 and a director on February 3, 2006.

(5)    Darrell Parlee was granted stock options to purchase up to 100,000 common shares of our company on November 19, 2004. The options are exercisable at a price of $0.425 per share until November 19, 2014. The options are fully vested as of December 31, 2005.

Employment/Consulting Agreements

We have consulting agreements with certain former officers and directors to provide services to company as required at rates to be agreed. .

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

Stock Options/SAR Grants

During the year ended December 31, 2005, no options were granted to directors or executive officers. During the year ended December 31, 2004 we granted the following stock options to our current and former directors and executive officers:
Options/SAR Grants in Year-Ended December 31, 2004
Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Greg Thompson	100,000	2.31%	$0.425	November 19, 2014
Darrell Parlee	100,000	2.31%	$0.425	November 19, 2014
Milton Cox	1,175,000	27.17%	$0.425	November 19, 2014
Donald Sytsma	1,175,000	27.17%	$0.425	November 19, 2014
Bassam Nastat	1,175,000	27.17%	$0.425	November 19, 2014

(1) The denominator (of 4,325,000) was arrived at by calculating the net total number of new options awarded to directors, officers, employee and consultants during the year ended December 31, 2004. There were 800,000 stock options granted to non-employees during the year ended December 31, 2004.

There were no stock options exercised during the year ended December 31, 2005.

In anticipation of the adoption of FAS 123(R) for the Company’s calendar year ending December 31, 2006, the Board of Directors approved the vesting of all issued and outstanding stock options issued under the 2004 Stock Option Plan as of December 30, 2005.

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

Beneficial Ownership

The following table sets forth, as of March 31, 2006, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Milton Cox 7227 Winchester Road, #258 Memphis, TN 38118 USA	8,931,137(2)	19.18%
Bassam Nastat 5831 Winch Street Burnaby, BC V5B 2J4 Canada	5,771,344	12.39%
Greg A. Thompson 11123 Tupper Lake Drive Houston, TX 77042 USA	350,000	Nil
Darrell Parlee 4801 Woodway Drive #305W Houston, TX 77056	100,000	Nil
Dion Burkard 2003 Charlotte Estates Drive Austin, TX 78744	Nil	Nil
Sterling Management of Belize 5 Park Avenue Orange Walk Town Belize City, Belize	4,000,000	8.59
Directors and Officers (as a group)	450,000.97%

(1)    Based on 46,572,792 shares outstanding as of March 31, 2006 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.
(2)    Of these shares, 2,931,137 are owned by CodeAmerica Investments, LLC, a company wholly owned by Mr. Cox.

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

In October 2003, Altus acquired a 10% working interest in the T.E. Lane gas unit located in Freestone County, Texas from CodeAmerica Investments, L.L.C. ("CodeAmerica"), a company owned by the Director, CEO and President of Altus on the date of the acquisition, for a price of $200,000. In March 2004, Altus increased its working interest in the T.E. Lane gas unit to 20% and acquired a 100% working interest in offsetting acreage to the producing T.E. Lane gas unit. All interests are subject to a 28% royalty burden on production.

The purchase was made from CodeAmerica at fair market value, based on known technical and economic parameters at the time of acquisition, which was determined to be $4,187,000 through utilization of discounted cash flow analyses, applying a 10% discount rate to proved developed producing reserves and a 16% discount rate for proved undeveloped reserves. The purchase was affected through the issuance of 4,040,726 common shares valued at $1.036 per common share at the time of acquisition. See Note 6.to the Financial Statements.

On January 1, 2005, Altus entered into a Loan Agreement with CodeAmerica Investments LLC (“CodeAmerica”), a company owned by our former President, Milton Cox, for CodeAmerica to advance funds to Altus to meet its operating and working capital requirements. The loan provides for an interest rate of 10% per annum. The Loan Agreement provides that the loan will be due within five days of demand for payment by CodeAmerica, and is secured by all present and after acquired assets of the Company that are not otherwise pledged or used as collateral for other financing transactions of the Company.

The Company’s oil and gas investment in Kansas Lake Creek Prospects was transferred to CodeAmerica as of December 31, 2005 in satisfaction of the outstanding note payable due by Altus to CodeAmerica together with accrued interest which totalled $263,932 at year end. All borrowings under the CodeAmerica note were originally secured by all present and after acquired assets of the Company that were not otherwise pledged or used as collateral for other financing transactions of the Company. Altus borrowings from CodeAmerica under the note were the primary source of funding for Altus’ investment in the Lake Creek Prospect. The year end 2005 standardized measure of discounted future net cash flows for the Company’s interest in the Kansas Lake Creek Prospect totaled approximately $15,000.

We have consulting agreements with certain former officers and directors to provide services to company as required at rates to be agreed. .

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

10.2   Assignment of Bill and Sale between CodeAmerica Investments, LLC and Altus Explorations Inc. dated October 22, 2003 (incorporated by reference from our Current Report on Form 8-K, filed on November 6, 2003 and amended on November 26, 2003).

10.3   2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)

10.4   Lease Purchase and Sale Agreement between CodeAmerica Investments, LLC and Altus Explorations Inc. dated March 31, 2004. (incorporated by reference from our Current Report on Form 8-K, filed on April 13, 2004)

10.5   Convertible Loan Agreement between Excalibur Investment Corp. and Altus Explorations Inc. dated September 20, 2004. (incorporated by reference from our Current Report on Form 8-K, filed on September 29, 2004)

10.6   Amendment to the Lake Creek Prospect Farmout Agreement with Orbit Energy LLC. (incorporated by reference from our Current Report on Form 8-K, filed on December 23, 2004)

10.7   Loan Agreement between Altus Explorations Inc. and CodeAmerica Investments LLC dated February 4, 2005 (incorporated by reference from our Current Report on Form 8-K filed on February 8, 2004)

10.8   Letter Agreement between Altus Explorations, Inc. and CodeAmerica Investments LLC dated November 9, 2005 reference Altus’ “carried” working interest in Oakcrest Prospect, Wharton County, Texas.

10.9   Letter Agreement between Altus Explorations, Inc. and CodeAmerica Investments LLC dated April 14, 2006 reference settlement and full satisfaction of principal and interest amounts due by Altus to CodeAmerica pursuant to its Loan Agreement through the transfer of Altus’ interests in the Kansas Lake Creek Prospect to CodeAmerica.

(14)          Code of Ethics

14.1   Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31)   Section 302 Certifications

31.1   Certification of Greg Thompson

31.2   Certification of Darrell Parlee

(32)   Section 906 Certification

32.1   Certification of Greg Thompson

32.2   Certification of Darrell Parlee

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Malone & Bailey, PC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and 2004 were $15,000 and $6,000, respectively.

The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 were approximately $12,500.

Audit Related Fees-Zero

Tax Fees-Zero

We do not use Malone & Bailey, PC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Malone & Bailey, PC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Malone & Bailey, PC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of fees billed by Malone & Bailey, PC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey, PC's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTUS EXPLORATIONS INC.

By: /s/ Greg Thompson
Greg Thompson, President, Secretary and Director

Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Greg Thompson
Greg Thompson, President Secretary and Director
(Principal Executive Officer)

By: /s/ Darrell Parlee
Darrell Parlee, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: April 17, 2006