Form 10QSB
period 2006-03-31
ALTUS EXPLORATIONS INC
filed 2006-05-12
CIK 1165639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to

Commission file number	001-31444

Altus Explorations Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the issuer’s common equity as of April 26, 2006, was 46,572,792 shares of common stock, par value par value $.001.

Transitional Small Business Disclosure Format (Check one):      Yes ☐  No ☒

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ALTUS EXPLORATIONS, INC.
BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31 2005
ASSETS

Current assets
Cash	$-	$411
Accrued receivable and accrued revenues	141	4,863
Total current assets	141	5,274

Oil and natural gas properties, full cost method
Subject to amortization, net	30,467	30,467

Other property and equipment, net	3,657	4,725

TOTAL ASSETS	$34,265	$40,466

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$55,190	$38,410
Accounts payable - related party	15,250	6,764
Advances from shareholders	5,000	-
Total current liabilities	75,440	45,174

Commitments
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 800,000,000 shares authorized, 46,572,792 shares, issued and outstanding at March 31, 2006 and December 31, 2005, respectively	46,573	46,573
Additional paid in capital	5,978,973	5,978,973
Retained deficit	(6,066,721)	(6,030,254)
Total stockholders' equity (deficit)	(41,175)	(4,708)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$34,265	$40,466

ALTUS EXPLORATIONS, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues	$1,596	$15,863

Operating expenses
Lease operating	1,758	11,313
General and administrative	35,237	93,199
Depreciation and depletion	1,068	6,065
Total operating expenses	38,063	110,577

Loss from operations	36,467	94,714

Interest expense	-	7,538

Net loss	$(36,467)	$(102,252)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	46,572,792	42,594,326

ALTUS EXPLORATIONS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,467)	$(102,252)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation, depletion and amortization	1,068	6,065
Stock option intrinsic value amortization	-	14,295
Net change in:
Accounts receivable and accrued revenues	4,722	(4,225)
Accounts payable and accrued expenses	16,780	4,211
Accounts payable - related parties	8,486	60,063
Accrued interest - convertible loan	-	7,538
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,411)	(14,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	5,000	10,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,000	10,000

NET INCREASE (DECREASE) IN CASH	(411)	(4,305)
Cash, beginning of period	411	4,500
Cash, end of period	$-	$195

Cash paid for:
Interest	-	7,538
Income taxes	-	-
Supplemental Non-cash Disclosures:	$-	$-

ALTUS EXPLORATION, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Altus Exploration, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

Altus adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment effective January 1, 2006. Accordingly, Altus began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to Janaury 1, 2006, Altus had accounted for stock options according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with the issuance of stock options will be recognized as a quarterly amortization based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to nonvested options. No options were granted or exercised during the three months ended March 31, 2006. During the quarter ended March 31, 2005, the Company recognized $63,750 in share-based compensation expense. Had compensation cost for our share-based compensation plan been determined consistent with SFAS No. 123R, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

Three Months Ended March 31,
2005

Net loss, as reported	$(102,252)
Add: Stock based intrinsic value included in report loss	-
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(77,283)

Pro-forma net loss	$(179,535)

Basis and diluted net loss per share
As reported	$(0.00)
Pro-forma	$(0.09)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 117%, risk-free interest rate of 1.5%, and expected lives of 10 years.

NOTE 3 - GOING CONCERN

Altus' financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Altus has incurred net losses of $1,962,541 and $3,849,324 for the years ended December 31, 2005 and 2004, and cumulative net losses of $6,066,721 since its inception. This condition raises substantial doubt about Altus' ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Our oil and gas initiatives expected to be undertaken during the year 2006 include the exploration and development of the following prospect opportunities:

Wharton County, Texas

We hold a 2.0% “carried” working interest (and an associated associated 1.525% net revenue interest) in the drilling and completion of four initial Wilcox formation wells to be drilled on the lease acreage located in Wharton County, Texas. Wilcox formation wells in Wharton County are at depths of approximately 11,500 - 12,000 feet. Our working interest was earned through our funding of certain prospect front-end development and evaluation costs. Our “carried” interest allows us to continue our participation in the reserve development without having to raise the financing that would be needed for us fund a working interest owner’s proportionate share of capital investment and cash calls.

The operator anticipates the commencement of drilling of the first well in the fourth quarter 2006. The operator’s current estimate of gross proved undeveloped reserves for two initial wells are approximately 3.1 Bcfe gross per well, or our net of approximately 46,940 Mcf per well of proved undeveloped reserves to our net interest in each well.

Exploration and Development Prospects

Oil and natural gas prices in the U.S. remain high, and forward price curves are strong. Consumer demand for energy and the U.S. upstream energy industry remain robust. We are seeing many prospects that may provide significant opportunity to us if we are able to participate in them. Many of these prospects are comprised of existing production coupled with upside potential of reserve development and exploitation programs,

Results of Operations

Three Months Ended March 31, 2006 and 2005

Our net loss for the three months ended March 31, 2006 totalled $36,467. This compares with our net loss of $102,252 for the three months ended March 31, 2005. General and administrative expenses for the three months ended March 31, 2006 and 2005 were $35,238 and $93,199, respectively. The primary components of general and administrative expenses for the first three months of 2006 are costs associated with accounting and administrative contract labour and professional fees associated with being a public company. The reduction in general and administrative expenses from 2005 to 2006 was the result of costs reductions effected by the trimming back on activities while we restructure our financial position.

We incurred no interest expense during the three months ended March 31, 2006, compared to $7,538 for the same period in year 2005. Our ability to eliminate interest costs was associated with the conversion of the Excalibur convertible loan and associated interest to equity in our company in September 2005, and the extinguishment of outstanding borrowings and associated interest from CodeAmerica Investments under our loan agreement through the distribution of our Kansas Lake Creek oil and gas interests to CodeAmerica at year end December 31, 2005.

Revenues for the three months ended March 31, 2006 totalled $1,596 compared to $15,863 for the same period in 2005. Revenues in 2006 are attributable to accounting adjustments for revisions of revenue accruals at year end December 31, 2005 from estimates to actual recorded during the first quarter 2006. First quarter 2005 revenues were comprised of production sales from the Freestone County Lane No. 1 well and from our interests in the Kansas Lake Creek wells. The Freestone County Lane No. 1 well ceased production in 2005 due to “downhole” mechanical problems, and the restoration of production was not considered economically feasible by the operator. We had no revenue from the Kansas Lake Creek wells during the 1st quarter 2006, because our interests in the Lake Creek wells were transferred to CodeAmerica at year end December 31, 2005 to extinquish our outstanding loan and accrued interest under the loan agreement which totalled $263,932 at year end 2005.

Liquidity and Capital Resources

Our ability to secure capital financing sufficient to fund large scale drilling and development programs has historically been very limited. In connection with restructuring our financial position at December 31, 2005, we recorded non-cash impairment charges to write down the carrying value of our oil and gas investments and distributed our oil and gas interests in the Kansas Lake Creek prospect to CodeAmerica to satisfy our outstanding borrowings and associated accrued interest due them under our loan agreement. At the same time, we also extinguished amounts due former officers and directors of our Company through conversion of the payables due to equity via the issuance of common shares to the individuals.

The effects of our year end 2005 and first quarter 2006 initiatives can be seen in our results of operations and in our statements of cash flow for the three months ended March 31, 2006. Historically our ability to raise capital to fund our oil and gas activities has been limited. Our only current sources of funding in the 1st quarter and in the 2nd quarter 2006 are advances from existing shareholders. We continue to see and evaluate prospects that are of interest to us, and which we believe are within our capacity to raising funding. We expect to pursue capital funding through private equity and debt placement, and possibly through a public offering in the future.

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

 Future Operations

Cash Requirements

During the twelve month period ending March 31, 2007, we project total cash requirements of approximately $480,000. .

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

Based on our budgeted plan of operation, our current available cash will not be sufficient to fund planned capital expenditures, operating and working capital requirements for the next twelve month period ending March 31, 2007. We are evaluating options to raise equity or debt financing through private placements and other means sufficient to sustain the continuing evaluation and development of our oil and natural gas reserve opportunities. There are no assurances, however, that we will be able to raise sufficient financing to meet our needs in the future.

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

Estimated Funding Required During the Twelve Month Period Ending March 31, 2007

Operating, General and Administrative costs	$180,000

Exploration, Drilling and Development Expenditures

Evaluation of Exploration and Development Prospects	$200,000

Working Capital	$100,000

Total	$480,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2007.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $1,962,541 during 2005 and a net loss since inception totalling $6,066,721. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our oil and gas properties. Management plans to fund operations through equity offerings, financings, mergers, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction or complete a transaction on terms favorable to the Company or its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about our ability to continue as a going concern.

We intend to raise additional financing to fund our capital expenditure and working capital needs into year 2006 through private placements, public offerings and/or bank financing. While we have had dialog and discussions with specific potential investors; no definitive written agreements have yet been reached.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) (“FAS 123(R)”). In addition, in March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our general and administrative expenses.

On April 14, 2005, the SEC announced amended compliance dates for FAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS 123(R) as of the beginning of the first annual reporting period that begins after December 15, 2005, which will be our calendar year ending December 31, 2006. We will recognize the cumulative effect of initially applying this statement as of the effective date for the calendar year ending December 31, 2006. This cumulative effect of adopting FAS 123(R) was not significant as all previously issued and outstanding stock options under our 2004 Stock Option Plan were vested by approval of the Board of Directors as of December 30, 2005.

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

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(6,066,721). Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Our officers and directors beneficially own a total of 700,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors beneficially own a total of 700,000 shares of stock, which is 1.5% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

In consultation with our external auditor, we determined the accounting treatment associated with an acquisition of oil and gas interests from a related party in March 2004 was recorded at the time of the acquisition at the fair market value of the interests acquired. Pursuant to SEC requirements an acquisition of oil and gas interests from a related party under common control should be recorded at the seller’s historical cost basis, net of depreciation, depletion and amortization in the acquirers accounting records. In our year end 2005 financial statements we restated the year ended 2004 to record the acquisition in our accounting records at the seller’s cost basis, with the difference between fair market value of the interests acquired and the seller’s cost being recorded, pursuant to SEC requirements, as compensation to the selling party and included as a component of general and administrative expenses for the year ended December 31, 2004.

The deficiency identified in our disclosure controls and procedures are a result of our lack of accounting personnel due to our limited financial resources. We are seeking additional financing that would allow us to obtain the necessary resources to execute our business plan including personnel and other resources to improve our disclosure controls and procedures. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.8     Letter Agreement between Altus Explorations, Inc. and CodeAmerica Investments LLC dated November 9, 2005 (incorporated by reference to our Current Report on Form 10KSB filed on April 20, 2006)

10.9     Letter Agreement between Altus Explorations, Inc. and CodeAmerica Investments LLC dated April 14, 2006 (incorporated by reference to our Current Report on Form 10KSB filed on April 20, 2006)

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

Date: May 10, 2006

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

By: /s/ Dion Burkard
Director

Date: May 10, 2006