Form 10QSB
period 2006-06-30
ALTUS EXPLORATIONS INC
filed 2006-09-21
CIK 1165639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30 , 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to

Commission file number	001-31444

Altus Explorations Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the issuer’s common equity as of August 14, 2006, was 46,572,792 shares of common stock, par value par value $.001.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ALTUS EXPLORATIONS, INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash	$42	$411
Accrued receivable	141	4,863
Total current assets	183	5,274

Oil and natural gas properties, full cost method
Subject to amortization, net of depletion	30,467	30,467

Other property and equipment, net of depreciation and amorization	2,589	4,725

TOTAL ASSETS	$33,239	$40,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$24,310	$38,410
Accounts payable - related party	27,031	6,764
Advances from shareholders	45,400	-
Total current liabilities	96,741	45,174

Commitments
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 800,000,000 shares authorized, 46,572,792 shares issued and outstanding at June 30, 2006 and December 31, 2005	46,573	46,573
Additional paid in capital	5,978,973	5,978,973
Retained deficit	(6,089,048)	(6,030,254)
Total stockholders' deficit	(63,502)	(4,708)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,239	$40,466

ALTUS EXPLORATIONS, INC.
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$-	$31,224	$1,596		47,087
				$
Operating Expenses
Lease operating	-	11,438	1,758		22,751
General and administrative	21,259	104,942	56,496		198,141
Depreciation and depletion	1,068	6,842	2,136		12,907
Total operating expenses	22,327	123,222	60,390		233,799
Loss from operations	22,327	91,998	58,794		186,712
Interest expense	-	11,410	-		18,948
Net loss	$(22,327)	$(103,408)	$(58,794)		$(205,660)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)		$(0.00)

Weighted average shares outstanding:
Basic and diluted	46,572,792	42,594,326	46,572,792		42,594,326

ALTUS EXPLORATIONS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,794)	$(205,660)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation, depletion and amortization	2,136	12,907
Stock option intrinsic value amortization		28,590
Net change in:
Accounts receivable and accrued revenues	4,722	(13,307)
Accounts payable and accrued expenses	(14,100)	4,801
Accounts payable - related parties	20,267	100,997
Accrued interest	-	18,949
Proceeds from shareholder advances	45,400	202,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(369)	(52,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties		(150,000)
CASH FLOWS USED IN INVESTING ACTIVITIES		(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - affiliate		202,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	202,000

NET INCREASE (DECREASE) IN CASH	(369)	(723)
Cash, beginning of period	411	4,500
Cash, end of period	$42	$3,777

Cash paid for:
Interest	-	18,948
Income taxes	-	-

ALTUS EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Altus Exploration, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Altus' annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10-KSB, have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

Altus adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment effective January 1, 2006. Accordingly, Altus began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Altus had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with the issuance of stock options will be recognized as a quarterly amortization based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock awards outstanding under Altus' current plan are fully vested, therefore there is no unrecognized compensation cost related to nonvested options. No options were granted or exercised during the six months ended June 30, 2006. During the six months ended June 30, 2005, the Altus recognized $28,590 in share-based compensation expense. Had compensation cost for our share-based compensation plan been determined consistent with SFAS No. 123R, the Altus' net income and earnings per share would have been reduced to the following pro forma amounts:

Six Months Ended June 30, 2005

Net loss, as reported	$(205,660)
Add: Stock based intrinsic value included in report loss	-
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(125,975)

Pro-forma net loss	$(331,635)
Basis and diluted net loss per share
As reported	$(0.00)
Pro-forma	$(0.01)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 117%, risk-free interest rate of 1.5%, and expected lives of 10 years.

NOTE 3 - GOING CONCERN

Altus' financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Altus has incurred net losses of $1,962,541 and $3,849,324 for 2005 and 2004, and cumulative net losses of $6,089,048 since its inception. This condition raises substantial doubt about Altus' ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

There are no assurances that Altus will be able to secure financing to fund its activities or to meet its obligations and working capital requirements over the next twelve months. Altus’ primary source of financing during year 2006 has been advances from shareholders. We do not have any oil and gas properties that are currently producing or generating revenue to sustain our operating or working capital requirements.

There are no assurances that Altus will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder advances necessary to support Altus' working capital requirements. To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, Altus will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Altus. If adequate working capital is not available Altus may be required to cease its operations.

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

Our oil and gas initiatives expected to be undertaken during the year 2006 include the exploration and development of the following prospect opportunities:

Wharton County, Texas

We hold a 2.0% “carried” working interest (and an associated 1.525% net revenue interest) in the drilling and completion of four initial Wilcox formation wells to be drilled on the lease acreage located in Wharton County, Texas. Wilcox formation wells in Wharton County are at depths of approximately 11,500 - 12,000 feet. Our working interest was earned through our funding of certain prospect front-end development and evaluation costs. Our “carried” interest allows us to continue our participation in the reserve development without having to raise the financing that would be needed for us fund a working interest owner’s proportionate share of capital investment and cash calls.

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

Six Months Ended June 30, 2006 and 2005

Our net loss for the six months ended June 30, 2006 totalled $58,794. This compares with our net loss of $205,660 for the six months ended June 30, 2005. General and administrative expenses for the six months ended June 30, 2006 and 2005 were $56,496 and $198,141, respectively. The primary components of general and administrative expenses for the first six months of 2006 are costs associated with accounting and administrative contract labour and professional fees associated with being a public company. The reduction in general and administrative expenses from 2005 to 2006 is the result of costs reductions effected by reducing our activities while we restructure our financial position.

We incurred no interest expense during the six months ended June 30, 2006, compared to $18,948 for the same period in year 2005. Our ability to eliminate interest costs was associated with the conversion of the Excalibur convertible loan and associated interest to equity in our company in September 2005, and the extinguishment of outstanding borrowings and associated interest from CodeAmerica Investments under our loan agreement through the distribution of our Kansas Lake Creek oil and gas interests to CodeAmerica at year end December 31, 2005.

Revenues for the six months ended June 30, 2006 totalled $1,596 compared to $47,087 for the same period in 2005. Revenues in 2006 are attributable to accounting adjustments for revisions of revenue accruals at year end December 31, 2005 from estimates to actual recorded during the first quarter 2006. First and second quarter 2005 revenues were comprised of production sales from the Freestone County Lane No. 1 well and from our interests in the Kansas Lake Creek wells. The Freestone County Lane No. 1 well ceased production in 2005 due to “downhole” mechanical problems, and the restoration of production was not considered economically feasible by the operator. We had no revenue from the Kansas Lake Creek wells during the 1st half 2006, because our interests in the Lake Creek wells were transferred to CodeAmerica at year end December 31, 2005 to extinguish our outstanding loan and accrued interest under the loan agreement which totalled $263,932 at December 31, 2005.

Three Months Ended June 30, 2006 and 2005

Our net loss for the three months ended June 30, 2006 totaled $22,372. This compares with our net loss of $103,408 for the three months ended June 30, 2005. General and administrative expenses for the three months ended June 30, 2006 and 2005 were $21,259 and$104,942, respectively. The primary components of general and administrative expenses for the first six months of 2006 are costs associated with accounting and administrative contract labour and professional fees associated with being a public company. The reduction in general and administrative expenses from 2005 t0 2006 is the result of costs reductions effected by reducing our activities while we restructure our financial position.

We incurred no interest expense during the three months ended June 30, 2006 compared to $11,410 for the same period in 2005. Our ability to eliminate interest costs was associated with the conversion of the Excalibur convertible loan and associated interest to equity in our company in September 2005, and the extinguishment of outstanding borrowings and associated interest from CodeAmerica Investments under our loan agreement through the distribution of our Kansas Lake Creek oil and gas interests to CodeAmerica at year end December 31, 2005.

We had no revenues for the three months ended June 30, 2006 compared to $31,224 for the same period in 2005. Second quarter 2005 revenues were comprised of production sales from the Freestone County Lane No. 1 well and from our interests in the Kansas Lake Creek wells. The Freestone County Lane No. 1 well ceased production in 2005 due to "downhole" mechanical problems and the restoration of production was not considered economically feasible by the operator. We had no revenue from the Kansas Lake Creek wells during the first half 2006, because our interests in the Lake Creek wells were transferred to CodeAmerica at year end December 31, 2005 to extinguish our outstanding loan and accrued interest under the loan agreement.

Liquidity and Capital Resources

Our ability to secure capital financing sufficient to fund large scale drilling and development programs has historically been very limited. In connection with restructuring our financial position at December 31, 2005, we recorded non-cash impairment charges to write down the carrying value of our oil and gas investments and distributed our oil and gas interests in the Kansas Lake Creek prospect to CodeAmerica to satisfy our outstanding borrowings and associated accrued interest due under our loan agreement. At the same time, we also extinguished amounts due former officers and directors of our Company through conversion of the payables due to equity via the issuance of common shares to the individuals.

The effects of our 2005 and 2006 initiatives can be seen in our results of operations and in our statements of cash flow for the six months ended June 30, 2006. Historically our ability to raise capital to fund our oil and gas activities has been limited. Our only current sources of funding in the 1st quarter and in the 2nd quarter 2006 are advances from existing shareholders. We plan to screen prospects that are of interest to us, and which we believe may be within our capacity to raise funding. We continue to explore options to pursue capital funding primarily through private equity.

Natural gas and oil exploration, drilling and development activities requires substantial capital resources, and we historically have not been able to secure sufficient financing to act on oil and gas investment opportunities as they are identified. If we are unsuccessful in obtaining financing and fail to achieve and sustain a profitable level of operations, we may be unable to fully implement our business plans or continue operations. Future financing through equity, debt or other sources could result in the dilution of Company equity, increase our liabilities, and/or restrict the future availability and use of cash resources. Additionally, there can be no assurance that adequate financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to execute our business plans, and will be required to scale back the pace and magnitude of our oil and gas prospects drilling and development initiatives. We also may not be able to meet our vendor and service provider obligations as they become due. In such event, we will be forced to cease our operations.

 Future Operations

Cash Requirements

During the twelve month period ending June 30, 2007, we project cash requirements of approximately $360,000. Our requirements are comprised of $60,000 for general and administrative and operating costs primarily related to professional fees associated with being a public company; approximately $200,000 for utilization in the identification and screening of potential exploration and development opportunities; and $100,000 for working capital. Financing to fund further participation in a prospect which we find to have technical and economic viability would need to be secured primarily through private equity placement

There are no assurances, however, that we will be able to raise sufficient financing to meet our needs in the future. In the evened that we are unable to raise additional financing, and fail to generate significant operating cash flow, we will be required to modify our exploration and development plan accordingly. Should we raise funds through equity financing, debt financing, or other sources, it could result in dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment. Further, until we are able to raise additional capital, we expect to continue to be unprofitable.

Over the next twelve months we intend to use all available funds to continue the exploration and development of oil and gas opportunities, and our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2007

Operating, general and administrative costs	$60,000

Exploration and development prospect identification and screening	$200,000

Working capital	$100,000

Total	$360,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending June 30, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2007.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $1,962,541 during 2005 and a net loss since inception totalling $6,089,048.

There are no assurances that Altus will be able to secure financing to fund its activities or to meet its obligations and working capital requirements over the next twelve months. Altus’ primary source of operating funds during year 2006 has been advances from shareholders. We do not have any oil and gas properties that are currently producing or generating revenue to sustain our operating or working capital requirements.

There are no assurances that Altus will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder advances necessary to support Altus' working capital requirements. To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, Altus will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Altus. If adequate working capital is not available Altus may be required to cease its operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about our ability to continue as a going concern. There are no definitive agreements or arrangements for future funding.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) (“FAS 123(R)”), share based payment. In addition, in March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) requires us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our general and administrative expenses.

We were required to adopt FAS  123(R) as of the beginning of the first annual reporting period that began after December 15, 2005, which is our calendar year ending December 31, 2006. We recognized the cumulative effect of initially applying this statement begining in the first quarter of 2006. The cumulative effect of adopting FAS 123(R) was not significant as all previously issued and outstanding stock options under our 2004 Stock Option Plan were vested by approval of the Board of Directors as of December 30, 2005.

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

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $($6,089,048). Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Our officers and directors beneficially own a total of 600,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors beneficially own a total of 750,000 shares of stock, which is 1.6% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

As required by Rule 13a-15 under the Exchange Act (the “Exchange Act”), as of the end of the period covered by this report, being June 30, 2006, we have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

This evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

In consultation with our external auditor we determined the accounting treatment associated with an acquisition of oil and gas interests from a related party in March 2004 was recorded at the time of the acquisition at the fair market value of the interests acquired. Pursuant to SEC requirements an acquisition of oil and gas interests from a related party under common control should be recorded at the seller’s historical cost basis, net of depreciation, depletion and amortization in the acquirers’ accounting records. In our year end 2005 financial statements we restated the year ended 2004 to record the acquisition in our accounting records at the seller’s cost basis, with the difference between fair market value of the interests acquired and the seller’s cost being recorded, pursuant to SEC requirements, as compensation to the selling party and included as a component of general and administrative expenses for the year ended December 31, 2004.

The deficiency identified in our disclosure controls and procedures are a result of our lack of accounting personnel due to our limited financial resources. Additional financing would allow us to obtain the necessary resources to execute our business plan including personnel and other resources to improve our disclosure controls and procedures. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On February 17, 2006 the Board of Directors approved the issuance of a total of 2,259,716 common shares with a par value of $.001 in capital stock of the Company to former officers and directors of the Company in satisfaction of accounts payables due to Mr. Cox, Mr. Nastat and Mr. Sytsma, or their affiliates, for unpaid services and amounts paid by them on the behalf of the Company totalling $238,078 as of December 30, 2005. The conversion of payables to common stock was based on a conversion rate of two times (2) of the weighted average price per share for the last ten (10) trading days of December 2005, or a conversion rate $.10536 per share. The securities were issued pursuant to the exemption from registration provided “Accredited Investor” as the term is defined in Regulation D under the Securities Act of 1933.

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

(14)        Code of Ethics

14.1         Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31)        Section 302 Certifications

31.1         Certification of Greg Thompson

31.2         Certification of Yazimin Leyva

(32)        Section 906 Certification

32.1         Certification of Greg Thompson

32.2         Certification of Yazimin Leyva

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTUS EXPLORATIONS INC.

By: /s/ Greg Thompson
Greg Thompson, President, Secretary and Director

Date: September 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Greg Thompson
Greg Thompson, President Secretary and Director
(Principal Executive Officer)

By: /s/ Yazimin Leyva
Yazimin Leyva, Treasurer and Director
(Principal Financial Officer)

By: /s/ Dion Burkard
Director

Date: September 19, 2006