Form 10QSB
period 2006-09-30
ALTUS EXPLORATIONS INC
filed 2006-11-20
CIK 1165639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30 , 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number	001-31444

Altus Explorations Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the issuer’s common equity as of November 14, 2006, was 46,572,792 shares of common stock, par value par value $.001.

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☒

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ALTUS EXPLORATIONS, INC.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash	$85	$411
Accounts receivable	-	4,863
Total current assets	85	5,274

Oil and natural gas properties, full cost method Subject to amortization, net of depletion	-	30,467

Other property and equipment, net of depreciation and amortization and impairments	1,521	4,725

TOTAL ASSETS	$1,606	$40,466

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$17,508	$38,410
Accounts payable - related party	34,017	6,764
Advances from shareholders	66,300	-
Total current liabilities	117,825	45,174

Commitments	-	-

STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value, 800,000,000 shares authorized, 46,572,792 shares issued and outstanding at September 30, 2006 and December 31, 2005	46,573	46,573
Additional paid in capital	5,978,973	5,978,973
Retained deficit	(6,141,765)	(6,030,254)
Total stockholders' (deficit)	(116,219)	(4,708)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,606	$40,466

See accompanying notes to financial statements

ALTUS EXPLORATIONS, INC.
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$-	$17,340	$1,596	$64,427

Operating Expenses
Lease operating	-	8,372	1,758	31,123
General and administrative	21,182	88,488	77,678	286,630
Impairment of oil and gas properties	30,467	-	30,467	-
Depreciation and depletion	1,068	8,774	3,204	21,681

Total operating expenses	52,717	105,634	113,107	339,434

Loss from operations	52,717	88,294	111,511	275,007

Interest expense	-	13,252	-	32,199

Net loss	$(52,717)	$(101,546)	$(111,511)	$(307,206)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	46,572,792	42,781,147	46,572,792	42,657,284

See accompanying notes to financial statements

ALTUS EXPLORATIONS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,511)	$(307,206)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation, depletion and amortization	3,205	21,682
Impairment of oil and gas properties	30,467	-
Stock option intrinsic value amortization	-	42,876
Net change in:
Accounts receivable and accrued revenues	4,863	(11,687)
Accounts payable and accrued expenses	(20,902)	5,291
Accounts payable - related parties	27,253	156,330
Accrued interest	-	32,200
Proceeds from shareholder advances	66,300	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(326)	(60,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	-	(150,000)
CASH FLOWS USED IN INVESTING ACTIVITIES		(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - affiliate	-	207,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	207,000

NET INCREASE (DECREASE) IN CASH	(326)	(3,515)
Cash, beginning of period	411	4,500
Cash, end of period	$85	$985

Cash paid for:
Interest	-	32,200
Income taxes	-	-

See accompanying notes to financial statements

ALTUS EXPLORATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Altus Explorations, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Altus’s December 31, 2005 annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10-KSB, have been omitted.

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

Stock awards outstanding under Altus's current plans are fully vested, therefore there is no unrecognized compensation cost related to nonvested options. No options were granted or exercised during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, Altus recognized $42,876 in share-based compensation expense. Had compensation cost for our share-based compensation plan been determined consistent with SFAS No. 123R, Altus's net income and earnings per share would have been reduced to the following pro forma amounts:

Nine Months Ended September 30,
2005

Net loss, as reported	$(307,206)
Add: Stock based intrinsic value included in report loss	42,876
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(188,964)
Pro-forma net loss	$(453,294)
Basis and diluted net loss per share
As reported	$(0.01)
Pro-forma	$(0.01)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 117%, risk-free interest rate of 1.5%, and expected lives of 10 years.

NOTE 3 - GOING CONCERN

Altus's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Altus has incurred net losses of $1,962,541 and $3,849,324 for 2005 and 2004. This condition raises substantial doubt about Altus's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Altus’ primary source of operating funds during 2006 has been advances from shareholders. We do not have any oil and gas properties that are currently producing or generating revenue to sustain our operating or working capital requirements. There are no assurances that Altus will be able over the next twelve months to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder advances necessary to support Altus' working capital requirements. To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, Altus will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Altus. If adequate working capital is not available Altus may be required to cease its operations.

NOTE 4 - IMPAIRMENT OF OIL AND GAS INVESTMENT

Altus periodically reviews the carrying value of its oil and gas investments whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Altus assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

During the third quarter 2006, Altus recorded a non-cash impairment charge totaling $30,467 associated with a carried working interest that we held in Texas based reserves, for which the underlying oil and gas leases held by the grantor of the carried working interest expired.

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

Our Current Business

We are an independent resource company primarily engaged in the exploration for and the, development of natural gas and oil reserve opportunities in the United States. We currently hold interests in oil and gas leases located in Freestone County, Texas. Our ability to identify and develop oil and gas reserves has been in the past and in the future is heavily dependent on our ability to source economic viable projects and our ability to secure financing sufficient to allow us to develop project once identified.

Results of Operations

Nine Months Ended September 30, 2006 and 2005

Our net loss for the nine months ended September 30, 2006 totaled $111,511. This compares with our net loss of $307,206 for the nine months ended September 30, 2005. General and administrative expenses for the nine months ended September 30, 2006 and 2005 were $77,678 and $286,630, respectively. The primary components of general and administrative expenses for the first nine months of 2006 are costs associated with accounting and administrative contract labor and professional fees associated with being a public company. The reduction in general and administrative expenses from 2005 to 2006 is the result of costs reductions effected by scaling back our activities while we restructure our financial position. During the third quarter 2006, we recorded a non-cash impairment charge totalling $30,467 associated a carried working interest that we held in Texas based reserves, for which the underlying oil and gas leases held by the grantor of the carried working interest expired.

We incurred no interest expense during the nine months ended September 30, 2006, compared to $32,199 for the same period in 2005. Our ability to eliminate interest costs was due principally to the conversion of the Excalibur convertible loan and associated interest to equity in our company in September 2005; and the extinguishment of outstanding borrowings and associated interest from CodeAmerica Investments, a related party under our loan agreement through the distribution of our Kansas Lake Creek oil and gas interests to CodeAmerica at December 31, 2005.

Revenues for the nine months ended September 30, 2006 totalled $1,596 compared to $64,427 for the same period in 2005. Revenues in 2006 are attributable to accounting adjustments for revisions of revenue accruals at December 31, 2005 from estimates to actual recorded during the first quarter 2006. Revenues for the first nine months of 2005 were associated with and derived from natural gas production sales from our Freestone County Lane No. 1 well, and our interests in the Kansas Lake Creek wells. The Freestone County Lane No. 1 well ceased production in 2005 due to “downhole” mechanical problems, and the restoration of production was not considered economically feasible by the operator. During the nine months ended September 30, 2006 we did not have revenues from the Kansas Lake Creek wells as our interests in the Lake Creek wells were transferred to CodeAmerica at year end December 31, 2005, in order to extinguish our outstanding loan and accrued interest due them under our secured loan agreement with CodeAmerica.

Three Months Ended September 30, 2006 and 2005

Our net loss for the three months ended September 30, 2006 totalled $52,717. This compares with our net loss of $101,546 for the three months ended September 30, 2005. General and administrative expenses for the three months ended September 30, 2006 and 2005 were $21,182 and $88,488, respectively. The primary components of general and administrative expenses for the first nine months of 2006 are costs associated with accounting and administrative contract labour and professional fees associated with being a public company. The reduction in general and administrative expenses from 2005 to 2006 is the result of costs reductions effected by scaling back our activities while we restructure our financial position. During the third quarter 2006, we recorded a non-cash impairment charge totaling $30,467 associated with a carried working interest that we held in Texas based reserves, for which the underlying oil and gas leases held by the grantor of the carried working interest expired.

We incurred no interest expense during the three months ended September 30, 2006, compared to $13,252 for the same period in 2005. Our ability to eliminate interest costs was due principally to the conversion of the Excalibur convertible loan and associated interest to equity in our company in September 2005, and the extinguishment of outstanding borrowings and associated interest from CodeAmerica Investments under our loan agreement through the distribution of our Kansas Lake Creek oil and gas interests to CodeAmerica at year end December 31, 2005.

We had no revenues for the three months ended September 30, 2006 compared to $17,340 for the same period in 2005. Third quarter 2005 revenues were comprised of production sales from the Freestone County Lane No. 1 well and from our interests in the Kansas Lake Creek wells. The Freestone County Lane No. 1 well ceased production in 2005 due to “downhole” mechanical problems, and the restoration of production was not considered economically feasible by the operator. We had no revenue from the Kansas Lake Creek wells during the first half 2006, because our interests in the Lake Creek wells were transferred to CodeAmerica at year end December 31, 2005 to extinguish our outstanding loan and accrued interest under the loan agreement.

Liquidity and Capital Resources

Our ability to secure capital financing sufficient to fund large scale drilling and development programs has historically been very limited. In connection with restructuring our financial position at December 31, 2005, we recorded non-cash impairment charges to write down the carrying value of our oil and gas investments and distributed our oil and gas interests in the Kansas Lake Creek prospect to CodeAmerica to satisfy our outstanding borrowings and associated accrued interest due under our loan agreement. At the same time, we also extinguished amounts due former officers and directors of our Company through conversion of the payables due to equity via the issuance of common shares to the individuals. In the third quarter 2006 we recorded a non-cash impairment charge totalling $30,467 associated with a carried working interest that we held in Texas based reserves, for which the underlying oil and gas leases held by the grantor of the “carried” working interest expired.

The effects of our 2005 and 2006 initiatives can be seen in our results of operations and in our statements of cash flow for the nine months ended September 30, 2006. Historically, our ability to raise capital to fund our oil and gas activities has been limited. Our only current sources of funding are advances from existing shareholders. We plan to screen prospects that are of interest to us, and which we believe may be within our capacity to raise funding. We continue to explore options to pursue capital funding primarily through private equity.

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

Future Operations

Cash Requirements

During the twelve month period ending September, 2007, we project cash requirements of approximately $75,000 as we continue to restructure our activities. Our requirements are comprised of $25,000 for general and administrative costs primarily related to professional fees associated with being a public company; and $50,000 for our screening of potential oil and gas projects and sourcing of financing to fund economically viable projects identified in connection with our screening process.

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

Over the next twelve months we intend to use all available funds to continue the exploration and development of oil and gas opportunities, and our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending September 30, 2007

Operating, general and administrative costs	$25,000

Exploration and development prospect identification and screening	$50,000

Total	$75,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending September 30, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2007.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $111,511 for the nine months ended September 30, 2006, and a net loss of $1,962,541 for the year ended December 31, 2005.

Altus’ primary source of operating funds during 2006 has been advances from shareholders. We hold interests in oil and gas leases located in Freestone County, Texas. We do not have any oil and gas interests with production or that are generating revenues to fund our working capital requirements.

There are no assurances that Altus will be able over the next twelve months to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder advances necessary to support Altus' working capital requirements. To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, Altus will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Altus. If adequate working capital is not available Altus may be required to cease its operations.

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

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our accumulated deficit is $6,141,765. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

We do not own any resource properties. We hold working and revenue interests in various oil and gas leases

We do not own any resource properties. We hold oil and gas leases in Texas. Unless we are able to pay our proportionate share of costs associated with our working interests, our interest in the leases may be diluted or lost entirely.

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

Our officers and directors beneficially own a total of 650,000 shares of our company. They may sell some of their shares in the future, which could cause the price of our common stock to fall, which will reduce the value of your shares.

Our officers and directors beneficially own a total of 650,000 shares of stock, which is 1.4% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

As required by Rule 13a-15 under the Exchange Act (the “Exchange Act”), as of the end of the period covered by this report, being September 30, 2006, we have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods specified by the Securities & Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

This evaluation was performed under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Deficiencies identified in our disclosure controls and procedures are principally a result of our lack of financial resources which limits our ability to acquire and retain sufficient personnel that would permit us to improve our disclosure controls, transaction monitoring and related internal control procedures. At year end 2005, we were required to restate 2004 to account for a March 2004 acquisition of oil and gas interests from a related party consistent with SEC accounting requirements.

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

We intend to improve our internal controls in an effort to remediate these deficiencies through the following efforts: 1) implementing better controls and procedures over the reporting of property acquisitions; and 2) staff training. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

10.1
Lease purchase and sale aggreement between CodeAmerica Investments LLC and Altus Explorations Inc. dated March 31, 2004 (incorporated by reference form our current report on Form 8-K file April 13, 2004)

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

Date: November 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Greg Thompson
Greg Thompson, President Secretary and Director
(Principal Executive Officer)

By: /s/ Dion Burkard
Director

By: /s/ Yazimin Leyva
Yazimin Leyva, Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 14 , 2006