Form 10KSB
period 2006-12-31
ALTUS EXPLORATIONS INC
filed 2007-04-17
CIK 1165639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number  0-31444

Altus Explorations, Inc.
(Name of small business issuer in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5868 Westheimer Suite 308 Houston, TX	77057
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  713.222.0336

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 125(d) of the Exchange Act ☐

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

Registrant’s revenues for its most recent fiscal year were $1,596.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based on the average bid and asked prices as of March 22, 2007, was approximately $483,190.

The number of shares outstanding of the issuer’s common equity as of March 22, 2007, was 46,572,792 shares of common stock, par value par value $.001.

DOCUMENTS INCOPRORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (a) any annual report to security holders: (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes ☐;   No ☒

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our Current Business

We are an independent resource company primarily engaged in the exploration and development of oil and gas opportunities located in the domestic United States. We do not hold proved, producing or revenue generating oil and gas properties. We currently hold 48.45 gross acres in Freestone County under an oil and gas lease originally executed on June 12, 2003 which has been extended twice for two additional years each.

The interests under the oil and gas lease had been held by production from the T.E. Lane gas well. The Lane Unit gas well ceased production during the fourth quarter 2005, and the operator determined that it was not economically viable to restore the well to production. Unless the lease is extended by Altus pursuant to the lease provisions the lease will expire on June 12, 2007. We have not made a determination whether Altus will extend the lease prior to its expiration.

We continue to seek out oil and gas opportunities that may be economic and within our ability to raise financing necessary for us to progress an opportunity. Our ability to progress the exploration and development of oil and natural gas opportunities in the past, and in the future is heavily dependent on our ability to secure financing sufficient to allow us to fund our initiatives, to meet operating and working capital requirements, and to act on future opportunities as they arise.

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

Several natural gas forecasts project continuing declining levels of domestic natural gas production and reserves in the lower 48 states while demand for natural gas is forecast to continue to grow. The growth in demand is heavily driven by increasing levels of power generation necessary to meet electric demand in the United States and to accomplish the conversion of existing power generation facilities to a cleaner burning fuel source, such as natural gas. World crude oil prices remain high which puts upward pressure on crude oil prices in the United States and facilitates capital investments to explore and develop crude oil reserves on-shore and off-shore the U.S.

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

Market Prices of Oil and Natural Gas

The market prices of oil and natural gas have historically fluctuated widely and are affected by numerous global factors beyond our control. A decline in such market prices may have an adverse effect on revenues we receive from the sale of oil and gas. A decline in prices will also reduce our exploration efforts and make it more difficult to raise capital. Decreases in natural gas and oil prices could have an adverse effect on the carrying value of our oil and gas investments, and our ability to be profitable, and to achieve positive cash flows.

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

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have limited operating history and losses that we expect to continue into the future.

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Since our inception we have experienced sustained and significant losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

-	Our ability to locate a profitable resource property;

-	Our ability to secure financing to fund capital investments;

-	Our ability to generate revenues; and

-	Our ability to reduce exploration costs.

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

We have no history of substantial revenues from operations, and currently do not hold any proved, producing or revenue generating oil and gas interests. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and our success is significantly dependent on a successful acquisition, drilling, completion and production program. We will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

We believe that our historical and current operations comply, in all material respects, with all applicable environmental regulations.

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

We do not own any resource properties. We hold working and revenue interests in various oil and gas leases

We do not own any resource properties. We hold an oil and gas lease interest in Freestone County, Texas. Unless we are able to pay our costs associated with retaining the lease interest our interest will be lost entirely.

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

Our officers and directors beneficially own a total of 600,000 shares of stock, which is approximately 1.3% of the issued and outstanding number of shares. Subject to all holding periods under applicable securities laws, they will likely sell a portion or all of their stock in the future. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

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

Our principal offices are located at 5868 Westheimer Road, Suite 308, Houston, Texas. Our telephone number is (713) 222-0336. During the fiscal years ended December 31, 2006 and 2005, we incurred total annual rent of $12,800 and $19,200, respectively.

The properties in which we hold our interests do not have any productive natural or oil wells at the date hereof.

Our Texas Freestone County Property

As of December 31, 2006 we hold a 100% working interest in a 48.45 acre oil and gas lease located in Freestone County, Texas. The lease expires on June 12, 2007 unless extended by Altus.

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

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On January 13, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board under the name "Altus Explorations, Inc." and under the symbol "ATUX". The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2003, 2004, 2005 and 2006. The bid information was obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended(1)	High(2)	Low(2)
March 31, 2003	0.01	0.01
June 30, 2003	0.02	0.02
September 30, 2003	0.02	0.02
December 31, 2003	2.00	0.00
March 31, 2004	3.60	0.80
June 30, 2004	1.60	0.79
September 30, 2004	0.97	0.41
December 31, 2004	0.50	0.19
March 31, 2005	0.95	0.23
June 30, 2005	0.80	0.22
September 30, 2005	0.35	0.16
December 31, 2005	0.22	0.05
March 31, 2006	0.08	0.05
June 30, 2006	0.10	0.03
September 30, 2006	0.04	0.01
December 31, 2006	0.03	0.01

(1) Our common stock received approval for quotation on January 13, 2003. The first trade occurred December 10, 2003.

(2) On November 6, 2003, we affected an 8 for 1 forward split of our common stock and on February 24, 2004 we effected a 4 for 1 forward split, as a result all stock prices have been adjusted on a post-split basis.

On March 22, 2007, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $.012 per share.

As of March 31, 2007, there were 271 holders of record of our common stock with 22,645,290 shares held in street name through Cede & Co.. As of such date, 46,572,792 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

For the twelve month period ended December 31, 2006, no shares were issued. For the twelve month period ended December 31, 2005, we issued 3,978,466 shares of common stock which were exempt from registration under the Securities Act of 1933. All securities issued during 2005 are “restricted securities” within the meaning of the Securities Act. No securities were issued during the year 2004.

On September 23, 2005 we issued 1,718,750 shares pursuant to Excalibur’s exercise of its right to convert its convertible loan of $250,000 plus accrued interest, originally made to Altus on September 20, 2004, to common shares at a conversion rate of $.16 per share. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for non “U.S. Persons” as defined by Regulation S of the Securities Act.

On February 17, 2006 the Board of Directors approved the issuance of a total of 2,259,716 common shares with a par value of $.001 in capital stock of Altus to former officers and directors of Altus in satisfaction of accounts payables due to Milton Cox, Bassam Nastat and Don Sytsma, or their affiliates, for unpaid services and amounts paid by them on the behalf of Altus totalling $238,078 as of December 30, 2005. The conversion of payables to common stock was based on a conversion rate of two times (2) of the weighted average price per share for the last ten (10) trading days of December 2005, or a conversion rate $.10536 per share. The securities were issued pursuant to the exemption from registration provided “Accredited Investor” as the term is defined in Regulation D under the Securities Act of 1933.

Item 6.	Management Discussion and Analysis and Plan of Operation.

Results of Operations.

We incurred losses for the years ended December 31, 2006 and 2005 of $124,911 and $1,962,541, respectively. Losses in 2006 were attributable to general and administrative expenses and the write down of our Texas oil and gas investment which was not extended in 2006. The losses in 2005 were principally associated with the impairment write down of our investment in the Freestone oil and gas prospect and general and administrative expenses.

In 2006, we incurred general and administrative expenses totalling $85,010 and a non-cash impairment charge of $30,467 for our oil and gas investment in Wharton County, Texas. Approximately 63% of our general and administrative expenses, or $53,606, during the year 2006 were associated with costs incurred as a public company to remain compliant with statutory filing and reporting requirements. General and administrative expenses during 2005 totalled $547,274.

The reduction in general administrative expenses from 2005 to 2006 was the result of our scaling back of company activities while we restructure the company and strive to strengthen our financial position. In 2006 we directed our limited resources to oil and gas prospects that are consistent with our ability to raise financing to fund capital investments. Additionally, in 2005 our general and administrative expenses included charges totalling $222,199 associated with the fair value amortization of stock options issued in 2004.

In 2005, we recorded an impairment loss (non-cash) of $1,118,493 associated with the write down of our Freestone properties to its estimated net realizable value of zero due to the substantial capital investment necessary to develop this acreage, and Altus’ inability at the present time to fund such costs. For 2005 we also issued 2,259,716 shares of common stock for amounts due to former directors and officers which totalled $238,078 associated with unpaid services fees and expenses paid on our behalf during 2005. No compensation or fees for services were paid or accrued for officers and directors by Altus during 2006.

Other non-cash charges incurred in 2005 included our settlement of outstanding borrowings and accrued interest under loans from CodeAmerica totalling $263,932 in exchange for transferring our interests in the Kansas Lake Creek Prospect to CodeAmerica In connection with the transfer we recorded a noncash loss on the disposition totalling $108,788.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2006 we do not hold any proved, producing or revenue generating oil and gas investments. We hold unexpired oil and gas lease acreage of approximately 48.45 acres gross in Freestone County, Texas. If the lease is not renewed by June 12, 2007, our interests in the lease will expire.

Our ability to secure capital financing has been very limited historically, and in particular our ability to source funding sufficient to allow us to participate in large scale drilling and development programs. In connection with the reassessment of our core competencies and our initiative to strengthen Altus’ financial position, our attention and priorities during 2006 were focused on identifying oil and gas opportunities that require capital investment levels that are consistent with our capacity to secure financing to fund our participation in prospects. During 2007 we intend to continue to direct our resources toward prospects that are viable for us to participate in.

At year end December 31, 2005 we engaged an independent consulting economist to assess the carrying value of our oil and gas investments in Freestone County, Texas, Louisiana and Alaska as carried on Altus’ books. This evaluation resulted in our recording noncash impairment losses for our oil and gas investments located in Freestone County, Texas totalling $1,118,493, and impairment charges totalling $150,332 for costs incurred by Altus in the evaluation of possible prospects in Louisiana and Alaska.

At December 31, 2006 payables to non-related parties totalled $8,365 as compared to $38,410 at December 31, 2005. The reduction of third party payables from 2005 to 2006 is a result of our scaling back of activities in 2006 and advances from shareholders used to fund payments to non-related party vendors. Accounts payable and advances from related parties and/or shareholders totalled $34,017 and $87,750, respectively at December 31, 2006 or $121,767 in total.

As of December 30, 2005, we had accounts payables due to former officers and directors of Altus totalling $238,078; these were related to unpaid fees for services for the years 2004 and 2005, and for amounts paid by them on behalf of Altus. On February 17, 2006, our Board of Directors approved the issuance of a total of 2,259,716 common shares with a par value of $.001 in common stock of Altus to former officers and directors of Altus in satisfaction of $238,078 accounts payables due to them as of December 30, 2005. The conversion of payables to common stock was effective December 30, 2005, and was based on a conversion rate of two times (2) the weighted average price per share for the last ten (10) trading days of December 2005, or a conversion rate $0.10536 per share. Also in connection with our initiatives to settle and satisfy our outstanding obligations at December 31, 2005, we transferred our interests in the Kansas Lake Creek Prospect to CodeAmerica in exchange for the outstanding principal and accrued interest totalling $263,932 under our loan agreement with CodeAmerica.

At December 31, 2006 we had cash totalling $5,060 as compared to $411 at the year-end 2005. The increase in cash was due to shareholder advances made to Altus to fund its obligations.

Cash Requirements

Our projection for cash requirements for the twelve month period ending December 31, 2007 totals approximately $200,000, of which we have allocated 100% for use in our identification and assessment of oil and gas opportunities that require capital investments at levels consistent with our ability to secure and close financing to further develop the opportunities identified.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. As shown in the accompanying financial statements, we incurred a net loss of $124,911 and $1,962,541 during 2006 and 2005, respectively. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our oil and gas properties. Management plans to fund operations through equity offerings, financings, mergers, joint ventures or other means available to us. There can be no assurance that we will be able to complete a transaction, or that a transaction would be on terms favorable to Altus or its shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event Altus cannot continue in existence. These conditions raise substantial doubt about our ability to continue as a going concern.

We intend to raise additional financing to fund our capital expenditure and working capital needs into year 2007 primarily through private placements.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that Altus recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for Altus on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. Altus is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements, SFAS 157 does not require and new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for Altus on January 1, 2008. Altus is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with accounting principles generally accepted in the United States of America.

The Report of Independent Registered Public Accounting Firm of Malone & Bailey, P:C for the audited financial statements for the years ended December 31, 2006 and 2005 is included herein immediately preceding the audited financial statements.

Altus Explorations, Inc. (audited):

Report of Independent Registred Public Accounting Firm, dated April 2, 2007

Balance Sheets as at December 31, 2006 and 2005

Statements of Operations for the years ended December 31, 2006 and December 31, 2005

Statements of Changes in Stockholders' Equity for the year ended December 31, 2006 and December 31, 2005

Statements of Cash Flows for the years ended December 31, 2006 and December 31, 2005

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Altus Explorations, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Altus Explorations, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Altus's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altus Explorations, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assumed that Altus Explorations, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Altus's recurring losses from operations and the need to raise additional financing in order to fund its oil and gas exploration and development activity and satisfy vendors and other creditor obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 2, 2007

ALTUS EXPLORATIONS, INC.
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS

Current assets
Cash	$5,060	$411
Accrued receivable and accrued revenues	-	4,863
Total current assets	5,060	5,274

Oil and natural gas properties, full cost method
Subject to amortization, net	-	30,467

Other property and equipment, net	453	4,725

TOTAL ASSETS	$5,513	$40,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$8,365	$38,410
Accounts payable - related party	34,017	6,764
Advances from shareholders	87,750	-
Total current liabilities	130,132	45,174

Commitments
STOCKHOLDERS' DEFICIT:
Common stock, $.001 par value, 800,000,000 shares authorized, 46,572,792 shares issued and outstanding at December 31, 2006 and 2005	46,573	46,573
Additional paid in capital	5,983,973	5,978,973
Accumulated deficit	(6,155,165)	(6,030,254)
Total stockholders' equity (deficit)	(124,619)	(4,708)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,513	$40,466

The accompanying notes are an integral part of these statements.

ALTUS EXPLORATIONS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006	2005

Revenues	$1,596	$74,421

Operating expenses
Lease operating	1,758	47,796
Loss on disposition properties	-	108,788
Impairment of oil and gas investments	30,467	1,268,825
General and administrative	85,010	547,274
Depreciation and depletion	4,272	25,003
Total operating expenses	121,507	1,997,686

Loss from operations	119,911	1,923,265

Interest expense	5,000	39,276

Net loss	$(124,911)	$(1,962,541)

Net loss per share:
Basic and diluted	$(0.00)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	46,572,792	42,881,569

The accompanying notes are an integral part of these statements.

ALTUS EXPLORATIONS, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2005

	Common Stock
	Shares	Amount	Additional paid	Accumulated	Subscription
			in capital	Deficit	Receivable	Total

Balance, December 31, 2004	42,594,326	$42,594	$5,247,675	$(4,067,713)	$-	$1,222,556

Issuance of common stock in connection with conversion of payables due related parties	2,259,716	2,260	235,818	-	-	238,078

Issuance of common stock in connection with conversion of Excalibur Note	1,718,750	1,719	273,281	-	-	275,000

Stock option fair amortization	-	-	222,199	-	-	222,199

Net loss	-	-	-	(1,962,541)	-	(1,962,541)
Balance, December 31, 2005	46,572,792	$46,573	$5,978,973	$(6,030,254)	$-	$(4,708)

Imputed interest on shareholder advances			5,000			5,000

Net loss	-	-	-	(124,911)	-	(124,911)
Balance, December 31, 2006	46,572,792	$46,573	$5,983,973	$(6,155,165)	$-	$(124,619)

The accompanying notes are an integral part of these statements.

ALTUS EXPLORATIONS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	Year Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(124,911)	$(1,962,541)
Adjustments to reconcile net deficit to cash used by operating activities:
Impairment of oil and gas properties	30,467	1,268,825
Depreciation, depletion and amortization	4,272	25,003
Imputed interest on advances from shareholders	5,000	-
Loss on disposition of oil and gas properties	-	108,788
Write off note payable - related party	-	(3,250)
Stock option intrinsic value amortization	-	222,199
Net change in:
Accounts receivable and accrued revenues	4,863	(4,862)
Accounts payable and accrued expenses	(30,046)	26,151
Accounts payable - related parties	27,253	218,322
Proceeds from shareholder advances	87,750	-
Accrued interest - convertible loan	-	17,945
Accrued interest - note payable related party	-	21,332
CASH FLOWS USED IN OPERATING ACTIVITIES	4,649	(62,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	-	(150,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	-	208,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	208,000

NET INCREASE (DECREASE) IN CASH	4,649	(4,089)
Cash, beginning of period	411	4,500
Cash, end of period	$5,060	$411

Cash paid for:
Interest	-	-
Income taxes	-	-
Supplemental Non-cash Disclosures:
Conversion of note payable-convertible loan	$-	$275,000
Conversion of accounts payable to related parties	-	238,078

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

Property and Equipment

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three years for computers and seven years for furniture. Accumulated depreciation was $13,374 and $9,101 as of December 31, 2006 and 2005, respectively.

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

The costs of Altus's oil and gas properties, including the estimated future costs to develop proved reserves, are depreciated using a composite units-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, then the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the sum of the present value, discounted at 10%, of estimated future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or estimated fair value of unproved properties, less related income tax effects.

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

Concentrations

Trade accounts receivables are generated from companies with significant oil and gas marketing activities, which would be impacted by conditions or occurrences affecting that industry. In 2005, approximately 42% of oil and gas revenues were attributable to one customer. Altus performs ongoing credit evaluations of its customers and, generally, requires no collateral. Altus is not aware of any significant credit risk relating to its customers and has not experienced any credit loss associated with such receivables. There were no outstanding accounts receivable as of December 31, 2006.

New Accounting Standards

Altus adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment effective January 1, 2006. Accordingly, Altus began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Altus had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Altus adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with the issuance of stock options will be recognized as a quarterly amortization based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Stock awards outstanding under Altus's current plans are fully vested, therefore there is no unrecognized compensation cost related to nonvested options. No options were granted or exercised during the twelve months ended December 31, 2006. During the twelve months ended December 31, 2005, Altus recognized $222,199 in share-based compensation expense. Had compensation cost for our share-based compensation plan been determined consistent with SFAS No. 123R, Altus's net income and earnings per share would have been reduced to the following pro forma amounts:

Year Ended December 31, 2005

Net loss, as reported	$(1,962,541)
Add: Stock based intrinsic value included in report loss	222,199
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards	(979,102)

Pro-forma net loss	$(2,719,444)
Basis and diluted net loss per share
As reported	$(0.05)
Pro-forma	$(0.06)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 117%, risk-free interest rate of 1.5%, and expected lives of 10 years.

NOTE 2 - GOING CONCERN

Altus' financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Altus has incurred net losses of $124,911 and $1,962,541 for the years ended December 31, 2006 and 2005, respectively. This condition raises substantial doubt about Altus' ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

There are no assurances that Altus will be able to secure financing to sustain its working capital requirements or sufficient to make the capital expenditure investments necessary for it to establish recurring cash flows from operations that are critical to Altus’ ability to continue as a viable oil and gas operating entity. Additionally, capital financing secured through private placement, public offerings or bank financing may not be adequate for Altus to meet its funding requirements or may not be at commercially reasonable terms necessary to achieve sustained positive operating cash flows. If adequate working capital is not available Altus may be required to curtail or cease its operations.

NOTE 3 - INCOME TAXES

Deferred income taxes are recorded at the expected tax rate of 34%. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance if it is more or likely than not that some portion or all of the deferred tax asset will not be realized.

	2006	2005
Deferred tax asset attributable to:
Net operating loss	$915,000	$875,000
Less: valuation allowance	(915,000)	(875,000)

Total	$-	$-

Year 2006 and 2005 net operating loss carryforwards begin to expire in 2022.

NOTE 4 - CONVERTIBLE LOAN AGREEMENTS

In January 2006 certain shareholders of Altus commenced making advances to Altus to allow it to sustain its operating requirements, to fund payments to third-party vendors, and to remain compliant with its public company reporting obligations. At December 31, 2006 Altus had received advances from the shareholders totalling $87,750, and accounts payables to one shareholder for expenses funded during 2006 for it to continue operations, which total $34,017 at December 31, 2006. On March 8, 2007 Altus entered into Convertible Loan Agreements (the “Loans”) with the shareholders that mature on December 31, 2007, and require payment of all outstanding principal and interest in full on January 2, 2008 for the then outstanding balances due for amounts loaned to Altus by the shareholders.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. Pursuant to the Loans the lenders agreed to forego interest that accrued during 2006, and provide for interest on the outstanding Loan balances to commence January 1, 2007. The Loans are convertible at the holders' option into common stock at the lower of ten day average share price immediately preceding the date of the Loans or the ten day average common share price immediately preceding the date that a Lender provides Notice of Conversion to Altus, but in no circumstance at a conversion rate of less than $0.001 per common share. The Loans are secured by the assets of Altus, and provide that in the occurrence of certain events the Loans’ maturities are accelerated. Altus may prepay the Loans at anytime without penalty or bonus. Altus does not believe the terms of th Loans contain any provisions that would require treatment as derivatives under SFAS No. 133 and EITF 00-19.

NOTE 5 - RELATED PARTY TRANSACTIONS

Shareholder Advances to Company and Convertible Loan Agreements

On March 8, 2007 Altus entered into Convertible Loan Agreements (the “Loans”) with CodeAmerica Investments, LLC, Paragon Capital, LLC and DLS Energy Associates, LLC to provide for repayment of amounts paid on the behalf of Altus and advances to Altus by shareholders during 2006 in order for Altus to meet its operating requirements, provide funding for payments to third-party vendors, and to allow it to remain compliant with its public company reporting obligations. At December 31, 2006 Altus had advances from the shareholders totalling $87,750, and accounts payables to one shareholder for expenses funded during 2006 for it to continue operations, which total $34,017 at December 31, 2006. See Note 4 - Convertible Loan Agreements.

CodeAmerica Loan Agreement and Sale of Kansas Property

On January 1, 2005, Altus entered into a Loan Agreement with CodeAmerica Investments LLC, a company owned by our former President, Milton Cox, to provide funds principally to develop its Kansas Lake Creek oil and gas properties and to meet its working capital requirements. At the date of the Loan Agreement, Altus had advances from CodeAmerica totalling $34,600 which were included in the loan balance. The loan provided for an interest rate of 10% per annum and was due on demand. The Loan Agreement was secured by all present and after acquired assets of Altus that are not otherwise pledged or used as collateral for other financing transactions of Altus.

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

Accounts Payables to Former Officers and Directors of Company

At December 31, 2005, Altus had accounts payables due to former officers and directors of Altus totalling $238,078 for unpaid services and amounts paid by them on behalf of Altus. In connection with the restructuring of Altus’ financial position, on February 17, 2006, Altus issued a total of 2,259,716 common shares to former officers and directors in satisfaction of the $238,078 accounts payable to them. The conversion of payables to common stock was based on a conversion rate of two times (2) of the weighted average price per share for the last ten (10) trading days of December 2005, or a conversion rate $0.10536 per share.

Orbit Energy, L.L.C.

Orbit Energy, L.L.C. served as the operator of the Kansas Lake Creek Prospect. On November 18, 2005 the President and Chief Operating Officer of Orbit, Greg Thompson, was appointed as a Director of Altus. On February 1, 2006, Greg Thompson was named President of Altus. For the year ended December 31, 2005, Altus’s net share of operator fees paid to Orbit for the operation of the Lake Creek wells totalled $11,250. No fees were paid by Altus to Orbit during the year 2006.

Oil and Gas Property

During the fourth quarter 2005, the T.E. Lane gas unit ceased production and the operator apprised Altus that it was not economically viable to restore production. The Freestone County lease acreage acquired by Altus from CodeAmerica was primarily being held by production from the T.E. Lane well and once the well ceased production the associated Freestone County oil and gas lease acreage held by Altus began to expire. Altus currently holds unexpired acreage of 48.45 gross under the Keith oil and gas lease in Freestone County, and pursuant to the oil and gas lease Altus’ interest in the remaining lease will expire if not extended by June 12, 2007. The T.E. Lane unit was fully inpaired during 2006.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS

In 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” which was adopted by Altus in 2002 when Altus first acquired oil and gas properties. SFAS 143 requires entities to record the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Altus accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Altus’s risk-free interest rate. No market risk premium has been included in Altus’ calculation of the ARO balance. Altus’s net ARO liability at December 31, 2006 is zero as estimated salvage value of property and equipment exceeds the expected retirement obligation.

NOTE 7 - COMMITMENTS

Altus currently has no office lease commitments or obligations.

NOTE 8 - COMMON STOCK AND WARRANTS

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

On September 23, 2005, Altus issued 1,718,750 common shares pursuant to a convertible loan agreement with Excalibur Investment Corp. dated September 20, 2004. Excalibur exercised its conversion rights under the loan and converted the outstanding principal loan balance of $250,000 plus accrued interest of $25,000 at a conversion rate of $0.16 per common share.

NOTE 9 - STOCK OPTION PLAN

On 2004, Altus established a stock option plan pursuant to which 5,483,040 common shares were reserved for issuance. During 2004, Altus granted 4,325,000 stock options to directors, executive officers and employees. The options had an exercise price of $0.425 and a term of 10 years. All options were vested as of December 30, 2005. No share based compensation expense was recognized in the year ended December 31, 2006.

Summary information regarding options is as follows:

	Options	Weighted Average Share Price	Intrinsic Value	Weighted Average Life
Outstanding at December 31, 2005	4,325,000	$0.425
Year ended December 31, 2005;
Granted, exercised, forfeited	-	-		-
Outstanding at December 31, 2006	4,325,000	$0.425	$-	7.9 years
Exercisable at December 31, 2006	4,325,000	$0.425	$-	7.9 years

No options were granted during the years ended December 31, 2006 and 2005.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

Pursuant to Statment of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activitites ("FAS 69"), the standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production. The following reserve data related to the properties represents estimates only and should not be construed as being exact. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the performance of the reservoirs, as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. The evolution of technology may also result in the application of improved recovery techniques, such as supplemental or enhanced recovery projects, which have the potential to increase reserves beyond those currently envisioned.

Estimates of proved reserves are derived from quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing operating and economic conditions and rely upon a production plan and strategy. Altus has no proved reserves at December 31 , 2006.

Proved Developed and Undeveloped Gas Reserves, at year end (net):
	For the Years Ended December 31,
	2006 (Mcf)	2005 (Mcf)
Beginning of year	93,880	8,825,702
Purchases of minerals in place	-	-
Extensions, discoveries and improved recovery	-	104,062
Sale of reserves	-	(4,494)
Production		(10,981)
Expiration of carried lease interest	(93,880)	-
Revision of previous estimates	-	(8,820,409)

End of Year	-	93,880

Proved Developed Reserves at End of Year	-

Capitalized Costs of Oil and Gas Producing Activities

The following table sets forth the aggregate amounts of capitalized costs relating to the Altus' oil and gas producing activities and the related accumulated depletion as of December 31, 2006 and 2005:

	2006	2005
Asset retirement obligations	$-	$-
Proved properties being depleted	-	30,467
Less: Accumulated depletion	-	-

Net capitalized costs	$-	$30,467

Costs Incurred in Oil and Gas Producing Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years ended December 31, 2006 and 2005:

	2006	2005
Exploration costs	$-	$-
Development costs	-	150,000

Net capitalized costs	$-	$150,000

Standardized Measure of Discounted Future Net Cash Flows:
	December 31,
	2006	2005
Future cash inflows	$590,274	$845,575
Future production costs	-	(98,353)
Future development costs	-	-
Future income taxes	-	-
Future net cash flows	(590,274)	747,222
10% annual discount for estimated timing of cash flows	-	(156,948)

Standardized Measure of Discounted Future Net Cash Flows	$0	$590,274

Changes in Standardized Measure of Discounted Future Net Cash Flows:
	For the Years Ended December 31,
	2006	2005
Beginning of the year	$590,274	$12,036,147
Purchase of mineral in place	-	-
Extensions, discoveries and improved recovery	-	263,964
Development costs incurred during the year	-	150,000
Sales of oil and gas produced, net of production costs	-	(26,625)
Disposition of properties	-	(383,499)
Accretion of discount	-	(688,476)
Net changes in future production costs	-	(1,912,739)
Net change in estimated future development costs	-	(12,500,000)
Expiration of carried lease interest	(590,274)	-
Revision in estimated timing of cash flows	-	(2,908,162)
Net change in income taxes	-	6,559,664

End of the Year	$0	$590,274

Item8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of our management, including our president and chief officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Greg A Thompson	Director, President and Secretary	52	November 18, 2005
Dion Burkard	Director	59	February 3, 2006
Yazmin Leyva	Treasurer	29	August 16, 2006

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

Greg A. Thompson

Mr. Thompson became a director on November 18, 2005, and president on February 1, 2006.

Mr. Thompson has 25 years of diversified experience in oil & gas production, operations, contracts, marketing, transportation, and financial instruments. Mr. Thompson is the president and chief operating officer for Orbit Energy LLC. From 2001-2002, he was general manager, oil & gas sales for Coast Energy Group and from 1998-1999, he was manager national oil & gas accounts for Columbia Energy Services. From 1996-1998, he was Director-Oil & Gas Division for TexPar Energy, Inc. From 1993-1996, Mr. Thompson held the position of Vice President, Oil & Gas Marketing with Teco Energy Marketing (Now PG&E Energy Services)  From 1989-1993, he was Vice President, Oil & Gas Marketing for Graham Resources Corp., and from 1979-1989, he was Director, Oil & Gas Marketing for United Gas Pipeline Co., a Division of Occidental Petroleum.

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

Yazmin Leyva

Ms. Leyva became Treasurer on August 16, 2006. Ms. Leyva serves as director of operations for Orbit Energy, LLC. From 2004-2005, she was responsible for payable and collections for World Wide Express. From 2003-2004 she was cash flow accountability manager for BTI Financial. From 2000-2003, she served as manager of information technology and cash flow reports for Classic Hardwood Floors of Texas.
Committees of the Board

Currently our company has the following committees:

•	Audit Committee;

•	Nominating and Corporate Governance Committee; and

•	Compensation Committee.

Our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee are made up of Greg A. Thompson and Dion Burkard.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Altus Explorations, Inc., 5868 Westheimer Road, Suite 308, Houston, Texas, 77057.

Item 10.	Executive Compensation.

The following table summarizes the compensation of key executives during the last three complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Greg Thompson(2) President, Secretary Director	2006 2005 2004	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 100,000(3)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Yazmin Leyva(4) Treasurer	2006 2005 2004	$Nil $Nil $Nil	$Nil $Nil $Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

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

(4)    Yazmin Leyva became our treasurer on August 16, 2006.

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

Stock Options/SAR Grants

During the year ended December 31, 2006 and December 31, 2005, no options were granted to directors or executive officers. During the year ended December 31, 2004 we granted the following stock options to our current and former directors and executive officers:
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

There were no stock options exercised during the year ended December 31, 2006.

In anticipation of the adoption of FAS 123(R) for Altus's calendar year ending December 31, 2006, the Board of Directors approved the vesting of all issued and outstanding stock options issued under the 2004 Stock Option Plan as of December 30, 2005.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2006. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of March 22, 2007, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Milton Cox 7227 Winchester Road, #258 Memphis, TN 38118 USA	6,528,699(2)	14.02%
Bassam Nastat 5831 Winch Street Burnaby, BC V5B 2J4 Canada	4,508,591	9.68%
Greg A. Thompson 11123 Tupper Lake Drive Houston, TX 77042 USA	600,000	1.29%
Dion Burkard 2003 Charlotte Estates Drive Austin, TX 78744	Nil	Nil
Sterling Management of Belize 5 Park Avenue Orange Walk Town Belize City, Belize	4,000,000	8.59
Directors and Officers (as a group)	600,000	1.29%

(1)    Based on 46,572,792 shares outstanding as of March 22, 2007 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.
(2)    Of these shares, 928,699 are owned by CodeAmerica Investments, LLC, a company wholly owned by Mr. Cox.

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

On March 8, 2007 Altus entered into Convertible Loan Agreements with CodeAmerica Investments, LLC and Paragon Capital, LLC, a Nevada LLC for which Bassam Nastat serves as manager, to document amounts paid on the behalf of Altus and advances to Altus by control persons during 2006 in order for Altus to meet its operating requirements, provide funding for payments to third-party vendors, and to allow it to remain compliant with its public company reporting obligations. At December 31, 2006 Altus had advances from the control persons totalling $65,500 and accounts payables to one shareholder for expenses funded during 2006 for it to continue operations, which total $34,017 at December 31, 2006.

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

10.1         Convertible Loan Agreement between Altus Explorations Inc. and CodeAmerica Investments, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).

10.2         Convertible Loan Agreement between Altus Explorations Inc. and Paragon Capital, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).

10.3         Convertible Loan Agreement between Altus Explorations Inc. and DLS Energy Associates, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).

10.4         2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)

(14)	Code of Ethics

14.1         Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31)	Section 302 Certifications

31.1         Certification of Greg Thompson

31.2         Certification of Yazmin Leyva

(32)	Section 906 Certification

32.1         Certification of Greg Thompson

32.2         Certification of Yazmin Leyva.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Malone & Bailey, PC for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for 2006 and 2005 were $16,600 and $17,600, respectively.

Audit Related Fees - zero.

Tax Fees - zero.

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

Date: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Greg Thompson

Greg Thompson, President Secretary and Director
(Principal Executive Officer)

By: /s/ Yazmin Leyva

Yazmin Leyva, Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 16, 2007