Form 10QSB
period 2007-03-31
ALTUS EXPLORATIONS INC
filed 2007-05-21
CIK 1165639

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

ALTUS EXPLORATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0489324
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2482 Edgemont Blvd., North Vancouver, British Columbia  V7R 2M8

(Address of principal executive offices)

Issuer’s telephone number, including area code:  (778) 883-9951

Former name, former address and former fiscal year, if changed since last report:   5868 Westheimer, Suite 308, Houston, Texas  77057

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                    Yes [X]   No  [ ]

The number of outstanding shares of the issuer’s common stock at May 15, 2007 was shares.

Transitional Small Business Disclosure Format:

         Yes [ ]    No [X]

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

1

Item 2:  Management’s Discussion and Analysis or Plan of Operations

6

Item 3:  Controls and Procedures

14

PART II:  OTHER INFORMATION

Item 6:  Exhibits

15

SIGNATURES

16

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS

Current assets
Cash	$ 1,317	$ 5,060

Property and equipment, net	-	453

TOTAL ASSETS	$ 1,317	$ 5,513

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 10,277	$ 8,365
Due to related party (Note 2)	35,071	34,017
Due to shareholders (Note 3)	-	87,750
Convertible loans (Note 3)	88,750	-
Total current liabilities	134,098	130,132

Contingency (Note 1)

Stockholders’ Deficit
	46,573	46,573
Additional paid in capital	5,983,973	5,983,973
Accumulated deficit	(6,163,327)	(6,155,165)
Total stockholders' deficit	(132,781)	(124,619)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,317	$ 5,513

The accompanying notes are an integral part of these financial statements.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the 3 Month Periods Ended March 31,
(Unaudited)

	2007	2006	November 2, 2001 (date of inception) to March 31, 2007

Revenues	$ -	$ 1,596	$ 101,527

Operating expenses
Compensation expense to related party	-	-	3,384,071
Depreciation and depletion	453	1,068	45,367
Impairment of oil and gas investments	-	-	1,299,292
Interest expense (Note 3)	2,386	-	82,209
General and administrative	5,323	35,237	1,275,525
Lease operating	-	1,758	69,602
Loss on disposition properties	-	-	108,788
Total operating expenses	8,162	38,063	6,264,854

Net loss	$ (8,162)	$ (36,467)	$ (6,163,327)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Basic and diluted weighted average shares outstanding	46,572,792	46,572,792

The accompanying notes are an integral part of these financial statements.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31, 2007	March 31, 2006	November 2, 2001 (date of inception) to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,162)	$ (36,467)	$ (6,163,327)
Non-cash items:
Beneficial conversion feature – convertible debt	-	-	27,777
Depreciation, depletion and amortization	453	1,068	45,368
Expenses paid by shareholder	-	-	1,000
Forgiveness of interest	(5,000)	-	-
Impairment of oil and gas properties	-	-	1,299,291
Loss on disposition of oil and gas properties	-	-	108,788
Stock-based compensation	-	-	3,384,071
Stock option intrinsic value amortization	-	-	228,711
Write-off of note payable – related party	-	-	(3,250)
Changes in non-cash operating working capital items:
Accounts receivable and accrued revenues	-	4,722	-
Accounts payable and accrued liabilities	(474)	16,780	(5,017)
Accrued interest on advances from shareholders	-	-	5,000
Accrued interest on convertible loans	2,386	-	27,386
Accrued interest on note payable	-	-	21,332
Cash flows used in operating activities	(5,797)	(13,897)	(1,022,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(13,826)
Investment in oil and gas properties	-	-	(900,622)
Cash flows used in investing activities	-	-	(914,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	1,054	8,486	528,654
Due to shareholders	-	5,000	93,000
Convertible loans	1,000	-	249,000
Issuance of common stock	-	-	1,067,981
Cash flows provided by financing activities	2,054	13,486	1,938,635

Decrease in cash	(3,743)	(411)	1,317
Cash, beginning	5,060	411	-

Cash, ending	$ 1,317	$ -	$ 1,317

The accompanying notes are an integral part of these financial statements.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

NOTE 1 - BASIS OF PRESENTATION

Since fiscal 2004, Altus Explorations, Inc (the “Company”) was considered an operating company. Commencing January 1, 2007, the Company will report as a development stage enterprise, under Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,158,327 as at March 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related party at March 31, 2007 and December 31, 2006 is non-interest bearing, unsecured, with no stated terms of repayment.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

March 31, 2007

NOTE 3 – CONVERTIBLE LOANS

In January 2006 certain shareholders of the Company commenced making advances to the Company to allow it to sustain its operating requirements, to fund payments to third-party vendors, and to remain compliant with its public company reporting obligations. At March 31, 2007 and December 31, 2006 the Company had received advances from CodeAmerica Investments, LLC, Paragon Capital, LLC and DLS Energy Associates, LLC (collectively, the “shareholders”), totalling $88,750 and $87,750, respectively.

On March 8, 2007 the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders that mature on December 31, 2007, and require payment of all outstanding principal and interest in full on January 2, 2008 for the then outstanding balances due for amounts loaned to the Company by the shareholders.

The Loans’ interest rates are 12% per annum payable in arrears upon the maturity of the Loans. Pursuant to the Loans the lenders agreed to forego interest that accrued during 2006, totaling $5,000 which was recorded in additional paid-in capital during the prior year, and provide for interest on the outstanding Loan balances to commence January 1, 2007. At March 31, 2007 accrued interest on the Loans totalled $2,386, which is recorded in accounts payable and accrued liabilities.

The Loans are convertible at the holders’ option into common stock at the lower of ten day average share price immediately preceding the date of the Loans or the ten day average common share price immediately preceding the date that a Lender provides notice of conversion to the Company, but in no circumstance at a conversion rate of less than $0.001 per common share. The Loans are secured by the existing and after acquired assets of the Company, and provide that in the occurrence of certain events the Loans’ maturities are accelerated. The Company may prepay the Loans at anytime without penalty or bonus.

The ten day average share price immediately preceding the date of the loan was equal to the share price on the agreement date. Accordingly, the conversion feature had no intrinsic value and no beneficial conversion feature was recorded.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Our net loss for the three months ended March 31, 2007 totaled $8,162. This compares with our net loss of $36,467 for the three months ended March 31, 2007.  General and administrative expenses for the three months ended March 30, 2007 and 2006 were $5,323 and $35,237, respectively.  The primary components of general and administrative expenses for the first three months of 2007 are costs associated with accounting and administrative contract labor and professional fees associated with being a public company. The reduction in general and administrative expenses from 2006 to 2007 is the result of costs reductions effected by scaling back our activities while we restructure our financial position.

We incurred interest expense during the three months ended March 31, 2007 of $2,386, compared to no interest expense for the same period in 2006.  The interest expense was incurred due to advances made by CodeAmerica Investments and Paragon Capital LLC in the amount of $88,750

The Company had no revenues for the three months ended March 31, 2007 compared to $1,596 for the same period in 2006. The Company had no revenues as the Freestone County Lane No. 1 well ceased production in 2005 due to “downhole” mechanical problems, and the restoration of production was not considered economically feasible by the operator. During the three months ended March 31, 2007 we did not have revenues from the Kansas Lake Creek wells as our interests in the Lake Creek wells were transferred to CodeAmerica at year end December 31, 2005, in order to extinguish our outstanding loan and accrued interest due them under our secured loan agreement with CodeAmerica.

November 2, 2001 (date of inception) to March 31, 2007

Our total revenues for the period November 2, 2001, date of inception, to March 31, 2007 totaled $101,527.  Revenues are attributable to accounting adjustments for revisions of revenue accruals at December 31, 2005 from estimates to actual recorded during the first quarter 2006. Revenues for the first nine months of 2005 were associated with and derived from natural gas production sales from our Freestone County Lane No. 1 well, and our interests in the Kansas Lake Creek wells. The Freestone County Lane No. 1 well ceased production in 2005 due to “downhole” mechanical problems, and the restoration of production was not considered economically feasible by the operator. During the nine months ended September 30, 2006 we did not have revenues from the Kansas Lake Creek wells as our interests in the Lake Creek wells were transferred to CodeAmerica at year end December 31, 2005, in order to extinguish our outstanding loan and accrued interest due them under our secured loan agreement with CodeAmerica.  The company currently holds no producing assets and thus has no revenues.

The net loss for the period from inception, November 2, 2001 to March 31, 2007 totalled $6,163,327.  55% or $3,384,071 of the total net loss is attributed to Compensation expense to a related party.  We incurred a loss of $1,299,292 or 21% of the total net loss was due to the impairment of oil and gas investments, the Kansas Lake Creek Wells and the Freestone County Lane No. 1 well.  The general and administrative cost the period totaled $1,275,525 or 21%.  We incurred lease operating cost of $69,602  and depreciation and depletion cost of $45,367 or 1% and 0.88%. respectively for the period.  We incurred interest expense for the period of $82,209 or 1%.

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

Future Operations

Cash Requirements

During the twelve month period ending March 31, 2008, we project cash requirements of approximately $100,000 as we continue to restructure our activities. Our requirements are comprised of $35,000 for general and administrative costs primarily related to professional fees associated with being a public company; and $65,000 for our screening of potential oil and gas projects and sourcing of financing to fund economically viable projects identified in connection with our screening process.

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

Over the next twelve months we intend to use all available funds to continue the exploration and development of oil and gas opportunities, and our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2008

Operating, general and administrative costs	$35,000

Exploration and development prospect identification and screening	$65,000

Total	$100,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending March 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2008.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $8,162 for the three months ended March 31, 2007 and a net loss of $36,467 for the same period 2006.  We have incurred a total net loss of $6,163,327 for the period from inception, November 2, 2001 to March 31, 2007.

Altus’ primary source of operating funds during 2007 has been advances from shareholders. We hold interests in oil and gas leases located in Freestone County, Texas. We do not have any oil and gas interests with production or that are generating revenues to fund our working capital requirements.

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

We have not yet realized any significant revenues. We have limited operating history upon which an evaluation of our future success or failure can be made. Our accumulated deficit is $6,163,327. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007.  Based on this evaluation, the Company’s sole officer has concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing  and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

1.

Exhibit 31.1 – Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

2.

Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15a-14(b) of the U.S. Securities Exchange Act of 1934.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 21, 2007

Altus Explorations, Inc.

By:

/s/ David Whyte

David Whyte

President and Principal Financial Officer