Form 10QSB
period 2007-06-30
ALTUS EXPLORATIONS INC
filed 2007-08-21
CIK 1165639

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Former name, former address and former fiscal year, if changed since last report:   N/A

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

The number of outstanding shares of the issuer’s common stock at June 30, 2007 was 46,572,792 shares.

Transitional Small Business Disclosure Format:

         Yes [ ]    No [X]

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

1

Item 2:  Management’s Discussion and Analysis or Plan of Operations

7

Item 3:  Controls and Procedures

17

PART II:  OTHER INFORMATION

Item 6:  Exhibits

17

SIGNATURES

18

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS

Current assets
Cash	$ 2,199	$ 5,060

Property and equipment, net	-	453

TOTAL ASSETS	$ 2,199	$ 5,513

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 22,791	$ 8,365
Due to related party (Note 2)	35,071	34,017
Due to shareholders (Note 3)	-	87,750
Convertible loans (Note 3)	88,750	-
Total current liabilities	146,612	130,132

Contingency (Note 1)

Stockholders’ Deficit
	46,573	46,573
Additional paid in capital	5,983,973	5,983,973
Accumulated deficit	(6,174,959)	(6,155,165)
Total stockholders' deficit	(144,413)	(124,619)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,199	$ 5,513

The accompanying notes are an integral part of these financial statements.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three month period ended June 30,		Six month period ended June 30,		November 2, 2001 (date of inception) to June 30, 2007
	2007	2006	2007	2006

Revenues	$ -	$ -	$ -	$ 1,596	$ 101,527

Operating expenses
Compensation expense to related party	-	-	-	-	3,384,071
Depreciation and depletion	-	1,068	453	2,136	45,367
Impairment of oil and gas investments	-	-	-	-	1,299,292
Interest expense (Note 3)	2,867	-	5,254	-	85,076
General and administrative	8,765	21,259	14,088	56,496	1,284,290
Lease operating	-	-	-	1,758	69,602
Loss on disposition properties	-	-	-	-	108,788
Total operating expenses	11,632	22,327	19,795	60,390	6,276,486

Net loss	$ (11,632)	$ (22,327)	$ (19,795)	$ (58,794)	$ (6,174,959)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic and diluted weighted average shares outstanding	46,572,792	46,572,792	46,572,792	46,572,792

The accompanying notes are an integral part of these financial statements.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Unaudited)

	Six month period ended June 30,		November 2, 2001 (date of inception) to June 30, 2007
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,795)	$ (58,794)	$ (6,174,959)
Non-cash items:
Beneficial conversion feature – convertible debt	-	-	27,777
Depreciation, depletion and amortization	453	2,136	45,368
Expenses paid by shareholder	-	-	1,000
Impairment of oil and gas properties	-	-	1,299,291
Loss on disposition of oil and gas properties	-	-	108,788
Stock-based compensation	-	-	3,384,071
Stock option intrinsic value amortization	-	-	228,711
Write-off of note payable – related party	-	-	(3,250)
Changes in non-cash operating working capital items:
Accounts receivable and accrued revenues	-	4,722	-
Accounts payable and accrued liabilities	9,173	(14,100)	4,630
Accrued interest on advances from shareholders	-	-	5,000
Accrued interest on convertible loans	5,254	-	30,253
Accrued interest on note payable	-	-	21,332
Cash flows used in operating activities	(4,915)	(66,036)	(1,021,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(13,826)
Investment in oil and gas properties	-	-	(900,622)
Cash flows used in investing activities	-	-	(914,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	1,054	20,267	528,654
Due to shareholders	-	45,400	93,000
Convertible loans	1,000	-	249,000
Issuance of common stock	-	-	1,067,981
Cash flows provided by financing activities	2,054	65,667	1,938,635

Increase (decrease) in cash	(2,861)	(369)	2,199
Cash, beginning	5,060	411	-

Cash, ending	$ 2,199	$ 42	$ 2,199

The accompanying notes are an integral part of these financial statements.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, these unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2006 included in the Form 10-KSB. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,174,959 as at June 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related party at June 30, 2007 and December 31, 2006 is non-interest bearing, unsecured, with no stated terms of repayment.

NOTE 3 – CONVERTIBLE LOANS

During January 2006 certain shareholders of the Company made advances to the Company to allow it to sustain its operations, to fund payments to third-party vendors, and to remain compliant with its public company reporting obligations. At June 30, 2007 and December 31, 2006, the Company had received advances from CodeAmerica Investments, LLC, Paragon Capital, LLC and DLS Energy Associates, LLC (collectively, the “shareholders”), totalling $88,750 and $87,750, respectively.

On March 8, 2007 the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders that mature on December 31, 2007, and require payment of outstanding principal and interest in full on January 2, 2008 for the then outstanding balances due.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

June 30, 2007

NOTE 3 – CONVERTIBLE LOANS (continued)

The Loans’ interest rates are 12% per annum payable in arrears upon the maturity of the Loans. Pursuant to the Loans the lenders agreed to forego interest that accrued during 2006, totalling $5,000 which was recorded in additional paid-in capital during the prior year, and provide for interest on the outstanding Loan balances to commence January 1, 2007. At June 30, 2007 accrued interest on the Loans totalled $5,254, which is recorded in accounts payable and accrued liabilities.

The Loans are convertible at the holders’ option into common stock at the lower of ten day average share price immediately preceding the date of the Loans or the ten day average common share price immediately preceding the date that a Lender provides notice of conversion to the Company, but in no circumstance at a conversion rate of less than $0.001 per common share. The Loans are secured by the assets of the Company, and provide that in the occurrence of certain events the Loans’ maturities are accelerated. The Company may prepay the Loans at anytime without penalty or bonus.

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

Our Current Business

Altus is currently seeking opportunities in the resource sector.

Results of Operations

Six Months Ended June 30, 2007 and 2006

Our net loss for the six months ended June 30, 2007 totaled $19,795. This compares with our net loss of $58,794 for the six months ended June 30, 2007.  General and administrative expenses for the six months ended June 30, 2007 and 2006 were $14,088 and $56,496, respectively.  The primary components of general and administrative expenses for the first six months of 2007 are costs associated with accounting and administrative contract labor and professional fees associated with being a public company.  The reduction in general and administrative expenses from 2006 to 2007 is the result of costs reductions effected by scaling back our activities while we restructure our financial position.

We incurred interest expense during the six months ended June 30, 2007 of $5,254, compared to no interest expense for the same period in 2006.  The interest expense was incurred due to advances made by CodeAmerica Investments and Paragon Capital LLC in the amount of $88,750

The Company had no revenues for the six months ended June 30, 2007 compared to $1,596 for the same period in 2006.  The Company had no revenues as the Freestone County Lane No. 1 well ceased production in 2005 due to “downhole” mechanical problems, and the restoration of production was not considered economically feasible by the operator.  During the six months ended June 30, 2007 we did not have revenues from the Kansas Lake Creek wells as our interests in the Lake Creek wells were transferred to CodeAmerica at year end December 31, 2005, in order to extinguish our outstanding loan and accrued interest due them under our secured loan agreement with CodeAmerica.

November 2, 2001 (date of inception) to March 31, 2007

Our total revenues for the period November 2, 2001, date of inception, to June 30, 2007 totaled $101,527.  Revenues are attributable to accounting adjustments for revisions of revenue accruals at December 31, 2005 from estimates to actual recorded during the first quarter 2006.  Revenues for the first nine months of 2005 were associated with and derived from natural gas production sales from our Freestone County Lane No. 1 well, and our interests in the Kansas Lake Creek wells.  The Freestone County Lane No. 1 well ceased production in 2005 due to “downhole” mechanical problems, and the restoration of production was not considered economically feasible by the operator.  During the nine months ended September 30, 2006, we did not have revenues from the Kansas Lake Creek wells as our interests in the Lake Creek wells were transferred to CodeAmerica at year end December 31, 2005, in order to extinguish our outstanding loan and accrued interest due them under our secured loan agreement with CodeAmerica.  The company currently holds no producing assets and thus has no revenues.

The net loss for the period from inception, November 2, 2001 to June 30, 2007 totaled $6,174,959.  55% or $3,384,071 of the total net loss is attributed to Compensation expense to a related party.  We incurred a loss of $1,299,292 or 21% of the total net loss was due to the impairment of oil and gas investments, the Kansas Lake Creek Wells and the Freestone County Lane No. 1 well.  The general and administrative costs for the period totaled $1,284,290 or 21%.  We incurred lease operating costs of $69,602 and depreciation and depletion cost of $45,367 or 1% and 0.74%, respectively for the period.  We incurred interest expense for the period of $85,076 or 1%.

Liquidity and Capital Resources

Our ability to secure capital financing sufficient to fund large scale drilling and development programs has historically been very limited.  In connection with restructuring our financial position at December 31, 2005, we recorded non-cash impairment charges to write down the carrying value of our oil and gas investments and distributed our oil and gas interests in the Kansas Lake Creek prospect to CodeAmerica to satisfy our outstanding borrowings and associated accrued interest due under our loan agreement.  At the same time, we also extinguished amounts due to former officers and directors of our Company through conversion of the payables due to equity via the issuance of common shares to the individuals.  In the third quarter 2006, we recorded a non-cash impairment charge totaling $30,467 associated with a carried working interest that we held in Texas based reserves, for which the underlying oil and gas leases held by the grantor of the “carried” working interest expired.

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

Employees

Currently we have no full-time or part-time employees.  We utilize short term contractors as necessary.  Our directors and officers provide services on a month to month basis pursuant to oral arrangements, but have not signed employment or consulting agreements with us.  We do not expect any material changes in the number of employees over the next 12 month period.  We may enter formal written service agreements with our directors and officers in the future.  We expect to continue to outsource contract employment as needed.  Depending on the level of success of our exploration and development initiatives, we may retain full- or part-time employees in the future.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred a net loss of $19,795 for the six months ended June 30, 2007 and a net loss of $58,794 for the same period in 2006.  We have incurred a total net loss of $6,174,959 for the period from inception, November 2, 2001 to June 30, 2007.

Altus’ primary source of operating funds during 2007 has been advances from shareholders.  We hold interests in oil and gas leases located in Freestone County, Texas.  We do not have any oil and gas interests with production or that are generating revenues to fund our working capital requirements.

There are no assurances that Altus will be able, over the next twelve months, to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder advances necessary to support Altus' working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, Altus will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Altus.  If adequate working capital is not available, Altus may be required to cease its operations.

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

We have not yet realized any significant revenues.  We have limited operating history upon which an evaluation of our future success or failure can be made.  Our accumulated deficit is $6,174,959.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

▪

Our ability to locate a profitable resource property;

▪

Our ability to generate revenues; and

▪

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

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons.  To date, we have not been required to spend any material amount on compliance with environmental regulations.  However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007.  Based on this evaluation, the Company’s sole officer has concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing  and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated:  August 20, 2007

Altus Explorations, Inc.

By:     /s/ David Whyte

David Whyte

President and Principal Financial Officer