Form 10QSB
period 2007-11-15
ALTUS EXPLORATIONS INC
filed 2007-11-16
CIK 1165639

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

ALTUS EXPLORATIONS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	98-0489324 IRS Employer Identification No.

2482 Edgemont Blvd., North Vancouver, British Columbia  V7R 2M8

(Address of principal executive offices)

Issuer’s telephone number, including area code:  (778) 883-9951

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

The number of outstanding shares of the issuer’s common stock at September 30, 2007 was 46,572,792 shares.

Transitional Small Business Disclosure Format:

         Yes [ ]    No [X]

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS

Current assets
Cash	$ 660	$ 5,060

Property and equipment, net	-	453

TOTAL ASSETS	$ 660	$ 5,513

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 29,754	$ 8,365
Due to related party (Note 2)	35,071	34,017
Due to shareholders (Note 3)	-	87,750
Convertible loans (Note 3)	88,750	-
Total current liabilities	153,575	130,132

Contingency (Note 1)

Stockholders’ Deficit
	46,573	46,573
Additional paid in capital	5,983,973	5,983,973
Accumulated deficit	(6,183,461)	(6,155,165)
Total stockholders' deficit	(152,915)	(124,619)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 660	$ 5,513

The accompanying notes are an integral part of these financial statements.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three month period ended September 30,		Nine month period ended September 30,		November 2, 2001 (date of inception) to September 30, 2007
	2007	2006	2007	2006

Revenues	$ -	$ -	$ -	$ 1,596	$ 101,527

Operating expenses
Amortization and depletion	-	1,068	453	3,204	45,367
Compensation expense to related party	-	-	-	-	3,384,071
Impairment of oil and gas investments	-	30,467	-	30,467	1,299,292
Interest expense (Note 3)	2,722	-	7,975	-	87,798
General and administrative	5,781	21,182	19,868	77,678	1,290,070
Lease operating	-	-	-	1,758	69,602
Loss on disposition of properties	-	-	-	-	108,788
Total operating expenses	8,503	52,717	28,296	113,107	6,284,988

Net loss	$ (8,503)	$ (52,717)	$ (28,296)	$ (111,511)	$ (6,183,461)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic and diluted weighted average shares outstanding	46,572,792	46,572,792	46,572,792	46,572,792

The accompanying notes are an integral part of these financial statements.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine month period ended September 30,		November 2, 2001 (date of inception) to September 30, 2007
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (28,296)	$ (111,511)	$ (6,183,461)
Non-cash items:
Beneficial conversion feature – convertible debt	-	-	27,777
Amortization and depletion	453	3,205	45,368
Expenses paid by shareholder	-	-	1,000
Impairment of oil and gas properties	-	30,467	1,299,291
Loss on disposition of oil and gas properties	-	-	108,788
Stock-based compensation	-	-	3,384,071
Stock option intrinsic value amortization	-	-	228,711
Write-off of note payable – related party	-	-	(3,250)
Accrued interest on advances from shareholders	-	-	5,000
Accrued interest on convertible loans	7,975	-	32,975
Accrued interest on note payable	-	-	21,332
Changes in non-cash operating working capital items:
Accounts receivable and accrued revenues	-	4,863	-
Accounts payable and accrued liabilities	13,414	(20,902)	8,871
Cash flows used in operating activities	(6,454)	(93,878)	(1,023,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(13,826)
Investment in oil and gas properties	-	-	(900,622)
Cash flows used in investing activities	-	-	(914,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	1,054	27,253	528,654
Due to shareholders	-	66,300	93,000
Convertible loans	1,000	-	249,000
Issuance of common stock	-	-	1,067,981
Cash flows provided by financing activities	2,054	93,553	1,938,635

Change in cash	(4,400)	(326)	660
Cash, beginning	5,060	411	-

Cash, ending	$ 660	$ 85	$ 660

The accompanying notes are an integral part of these financial statements.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, these unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2006 included in the Form 10-KSB. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,183,461 as at September 30, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Operating results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related party at September 30, 2007 and December 31, 2006 are non-interest bearing, unsecured, with no stated terms of repayment.

NOTE 3 – CONVERTIBLE LOANS

During January 2006 certain shareholders of the Company commenced making advances to the Company to allow it to sustain its operations, to fund payments to third-party vendors, and to remain compliant with its public company reporting obligations. At September 30, 2007, the Company had received advances from CodeAmerica Investments LLC, Paragon Capital LLC and DLS Energy Associates LLC (collectively, the “shareholders”), totalling $88,750 (December 31, 2006 - $87,750).

On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders that mature on December 31, 2007, and require payment of outstanding principal and interest in full on January 2, 2008 for the then outstanding balances due.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

September 30, 2007

NOTE 3 – CONVERTIBLE LOANS (continued)

The Loans’ interest rates are 12% per annum payable in arrears upon the maturity of the Loans. Pursuant to the Loans the lenders agreed to forego interest that accrued during 2006, totalling $5,000 which was recorded in additional paid-in capital during the prior year, and provide for interest on the outstanding Loan balances to commence January 1, 2007. At September 30, 2007 accrued interest on the Loans totalled $7,975, which is recorded in accounts payable and accrued liabilities.

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

Results of Operations

Nine Months Ended September 30, 2007 and 2006

Our net loss for the nine months ended September 30, 2007 totaled $28,296. This compares with our net loss of $111,511 for the nine months ended September 30, 2006.  General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $28,296 and $113,107, respectively.  The primary components of general and administrative expenses for the first nine months of 2007 are costs associated with accounting and administrative contract labor and professional fees associated with being a public company.  The reduction in general and administrative expenses from 2006 to 2007 is the result of costs reductions effected by scaling back our activities while we restructure our financial position.

We incurred interest expense during the nine months ended September 30, 2007 of $7,975, compared to no interest expense for the same period in 2006.  The interest expense was incurred due to advances made by CodeAmerica Investments and Paragon Capital LLC in the amount of $88,750.

The Company had no revenues for the nine months ended September 30, 2007 compared to $1,596 for the same period in 2006.  The Company had no revenues as the Freestone County Lane No. 1 well ceased production in 2005 due to “downhole” mechanical problems, and the restoration of production was not considered economically feasible by the operator.  During the nine months ended September 30, 2007, we did not have revenues from the Kansas Lake Creek wells as our interests in the Lake Creek wells were transferred to CodeAmerica at year end December 31, 2005, in order to extinguish our outstanding loan and accrued interest due them under our secured loan agreement with CodeAmerica.

November 2, 2001 (date of inception) to September 30, 2007

Our total revenues for the period November 2, 2001, date of inception, to September 30, 2007 totaled $101,527.  Revenues are attributable to accounting adjustments for revisions of revenue accruals at December 31, 2005 from estimates to actual recorded during the first quarter 2006.  Revenues for the first nine months of 2005 were associated with and derived from natural gas production sales from our Freestone County Lane No. 1 well, and our interests in the Kansas Lake Creek wells.  The Freestone County Lane No. 1 well ceased production in 2005 due to “downhole” mechanical problems, and the restoration of production was not considered economically feasible by the operator.  During the nine months ended September 30, 2006, we did not have revenues from the Kansas Lake Creek wells as our interests in the Lake Creek wells were transferred to CodeAmerica at year end December 31, 2005, in order to extinguish our outstanding loan and accrued interest due them under our secured loan agreement with CodeAmerica.  The company currently holds no producing assets and thus has no revenues.

The net loss for the period from inception, November 2, 2001 to September 30, 2007 totaled $6,183,461.  55% or $3,384,071 of the total net loss is attributed to Compensation expense to a related party.  We incurred a loss of $1,299,292 or 21% of the total net loss was due to the impairment of oil and gas investments, the Kansas Lake Creek Wells and the Freestone County Lane No. 1 well.  The general and administrative costs for the period totaled $1,290,070 or 21%.  We incurred lease operating costs of $69,602 and depreciation and depletion cost of $45,367 or 1% and 0.73%, respectively for the period.  We incurred interest expense for the period of $87,798 or 1%.

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

Future Operations

Cash Requirements

During the twelve month period ending December 31, 2007, we project cash requirements of approximately $100,000 as we continue to restructure our activities.  Our requirements are comprised of $35,000 for general and administrative costs primarily related to professional fees associated with being a public company; and $65,000 for our screening of potential oil and gas projects and sourcing of financing to fund economically viable projects identified in connection with our screening process.

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

Estimated Funding Required During the Twelve Month Period Ending December 31, 2007

Operating, general and administrative costs	$35,000

Exploration and development prospect identification and screening	$65,000

Total	$100,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2007.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred a net loss of $28,296 for the nine months ended September 30, 2007 and a net loss of $111,511 for the same period in 2006.  We have incurred a total net loss of $6,183,461 for the period from inception, November 2, 2001 to September 30, 2007.

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

We have not yet realized any significant revenues.  We have limited operating history upon which an evaluation of our future success or failure can be made.  Our accumulated deficit is $6,183,461.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon the following:

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s sole officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007.  Based on this evaluation, the Company’s sole officer has concluded that as of September 30, 2007, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in report filed or submitted with the SEC is recorded, processed, and reported within the time periods specified by the SEC, and is accumulated and communicated to management, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 31.1

CERTIFICATION
PURSUANT TO RULE 13a-14(a) OR 15d-14(a)
OF THE U.S. SECURITIES EXCHANGE ACT OF 1934

I, David Whyte, certify that:

1.  I have reviewed this report for the fiscal quarter ended September 30, 2007 of Altus Explorations, Inc.

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statement, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.   The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting; and

5.   The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s control over financial reporting.

Date: November 9, 2007

By:

/s/ David Whyte

David Whyte

President and Principal Financial Officer

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.C. SECTION 1350

AND RULE 13a-14(b) OR RULE 15d-14(b)

OF THE U.S. SECURITIES EXCHANGE ACT OF 1934

In connection with the Quarterly Report of Altus Explorations, Inc. (the "Company") on Form 10-QSB for the fiscal quarter ended September 30, 2007 (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 9, 2007

/s/ David Whyte

David Whyte

President and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 9, 2007

Altus Explorations, Inc.

By:

/s/ David Whyte

David Whyte

President and Principal Financial Officer