Form 10KSB
period 2007-12-31
ALTUS EXPLORATIONS INC
filed 2008-04-15
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number  0-31444

Altus Explorations, Inc.
(Name of small business issuer in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2482 Edgemont Boulevard, North Vancouver, British Columbia	V7R 2M8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  778-883-9951

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒;   No ☐

Registrant’s revenues for its most recent fiscal year were $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based on the average bid and asked prices as of April 9, 2008, was approximately $3,264.35.

The number of shares outstanding of the issuer’s common equity as of April 9, 2008, was 2,328,640 shares of common stock, par value par value $.001.

DOCUMENTS INCOPRORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KSB, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes ☐;   No ☒

Form 10-KSB

Table of Contents

Part

Item No.

I

1

Description of Business

2

Description of Property

3

Legal Proceedings

4

Submission of Matters to a Vote of Security Holders

II

5

Market for Common Equity, Related Stockholder Matters and Purchase of Equity Securities

6

Management’s Discussion and Analysis or Plan of Operation

7

Financial Statements

8

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

8A(T)

Controls and Procedures

8B

Other Information

III

9

Directors, Executive Officers, Promoters, and Control Persons; Compliance

With Section 16(a) of the Exchange Act

10

Executive Compensation

11

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

12

Certain Relationships and Related Transactions

13

Exhibits

14

Principal Accountant Fees and Services

Signatures

ALTUS EXPLORATIONS, INC.

Form 10-KSB

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

Our Current Business

We are an independent resource company primarily engaged in the exploration and development of oil and gas opportunities located in the domestic United States. The company currently holds no interests in any oil and gas properties.

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

Competition

The oil and gas industry is intensely competitive. In pursuing oil and gas opportunities, we will be competing with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Any acreage we may acquire in our pursuit of oil and gas opportunities may not become available or if it is available for leasing, we may not be successful in acquiring the leases. There may be other competitors that have operations in areas of interest to us and the presence of these competitors could adversely affect our ability to acquire leases.

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

Product Research and Development

Our business plan is focused on the long-term exploration and development of  oil and gas interests.  We do not anticipate that we will expend any significant funds on product research over the next twelve months.

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

However, if we are successful in any anticipated drilling program, we may retain additional employees as it becomes economically warranted to do so.

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

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. Again, we caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

There can be no assurance that we will establish commercial discoveries on properties we may acquire in the future.

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

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases in connection with prospective exploration and developmental properties.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of acreage. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There may be other competitors that have operations in areas of interest to us and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

We do not own any resource properties. We do not hold working and revenue interests in any oil and gas leases

We do not own any resource properties and currently hold no interest in any oil and gas properties.

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

Our principal offices are located at 2482 Edgemont Boulevard, North Vancouver, British Columbia, V7R 2M8. Our telephone number is (778) 883-9951. During the fiscal years ended December 31, 2007 and 2006, we incurred total annual rent of $1,500 and $12,800, respectively.

The company currently holds no interests in any oil and gas properties.

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

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are traded on the Pink Sheets under the trading symbol “ALXP”. The high and low sales prices of the common stock as traded on the Pink Sheets for the calendar periods indicated are set out in the table below. All prices are reported in U.S. dollars.  Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The Pink Sheets has a limited and sporadic trading market and does not constitute an established trading market.

Year ended December 31		High	Low
2007	Fourth Quarter	$0.83	$0.01
	Third Quarter	0.20	0.08
	Second Quarter	0.26	0.10

On January 13, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the symbol “ATUX”.  As of May 29, 2007, our common shares were no longer quoted on the OTCBB.  The high and low sales prices of the common stock as traded on the OTCBB for the calendar periods indicated are set out in the table below.

Year ended December 31		High	Low
2007	Second Quarter	0.013	0.006
	First Quarter	0.019	0.011
2006	Fourth Quarter	$0.034	$0.011
	Third Quarter	0.040	0.012
	Second Quarter	0.095	0.026
	First Quarter	0.084	0.045

On April 9, 2008, the closing price for the common stock as traded on the Pink Sheets was $0.01 per share.

As of April 9, 2008, there were 45 holders of record of our common stock. As of such date, 2,328,640 common shares were issued and outstanding.

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares. We have no other exchangeable securities.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

For the twelve month period ended December 31, 2007, no shares were issued.

Item 6.	Management Discussion and Analysis and Plan of Operation.

Results of Operations

Twelve Months Ended December 31, 2007 and 2006

Our net loss for the twelve months ended December 31, 2007 totaled $38,353. This compares with our net loss of $124,911 for the twelve months ended December 31, 2006.  General and administrative expenses for the twelve months ended December 31, 2007 and 2006 were $27,164 and $85,010, respectively.  The primary components of general and administrative expenses for the first twelve months of 2007 are costs associated with accounting and administrative contract labor and professional fees associated with being a public company.  The reduction in general and administrative expenses from 2006 to 2007 is the result of costs reductions effected by scaling back our activities while we restructure our financial position.

We incurred interest expense during the twelve months ended December 31, 2007 of $10,697, compared to $5,000 interest expense for the same period in 2006.  The interest expense was incurred due to advances made by certain shareholders in the amount of $88,750. The Company entered into Convertible Loan Agreements (the “Loans”) with these shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest of $10,697 on the Loans during the year ended December 31, 2007. As of December 31, 2007, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is in negotiations with the shareholders to settle the Loans.

During the twelve months ended December 31, 2007 the Company entered into a subscription agreement for the issuance of 2,000,000 (post-split) common shares at a price of $0.005 per share and received $10,000 in advance. The shares have yet to be issued. Subsequent to December 31, 2007, the Company entered into a subscription agreement for the issuance of 2,000,000 post-split common shares at a price of $0.005 per share and received $10,000 in advance. The shares have yet to be issued.

The Company had no revenues for the twelve months ended December 31, 2007 compared to $1,596 for the same period in 2006.

January 1, 2007 to December 31, 2007

The company currently holds no producing assets and has no revenues.

The net loss for the period from January 1, 2007 to December 31, 2007 being the development stage totaled $38,353. Of the net loss 71% or  $27,164  is attributed to general and administrative expenses.  We incurred $10,697 or 28% of the total net loss due to interest expense on convertible loans made to certain shareholders.  Amortization costs for the period were $492 or 1% of net loss.

Liquidity and Capital Resources

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

Future Operations

Cash Requirements

During the twelve month period ending December 31, 2008, we project cash requirements of approximately $100,000 as we continue to restructure our activities.  Our requirements are comprised of $35,000 for general and administrative costs primarily related to professional fees associated with being a public company; and $65,000 for our screening of potential oil and gas projects and sourcing of financing to fund economically viable projects identified in connection with our screening process.

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

Estimated Funding Required During the Twelve Month Period Ending December 31, 2008

Operating, general and administrative costs	$35,000

Exploration and development prospect identification and screening	$65,000

Total	$100,000

Product Research and Development

Our business plan is focused on the exploration and development of oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2008.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred a net loss of $38,353 for the twelve months ended December 31, 2007 and a net loss of $124,911 for the same period in 2006.

The Company’ primary source of operating funds during 2007 has been advances from shareholders.  The Company does not currently hold an interest in any oil and gas properties.

There are no assurances that we will be able, over the next twelve months, to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder advances necessary to support Altus' working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Altus.  If adequate working capital is not available, Altus may be required to cease its operations.

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

The financial statements are attached to this report following the signature page.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 10, 2007, our board of directors approved (i) the dismissal of Malone & Bailey, PC (“Malone & Bailey”), as its registered independent accounting firm, and (ii) the appointment of Dale Matheson Carr-Hilton Labonte (“DMCL”) to serve as the Company’s independent registered accounting firm for the year ending December 31, 2007.  At no time since its engagement has Malone & Bailey had any direct or indirect financial interest in or any connection with the Company other than as independent accountant.

The financial statements of the Company for the year ended December 31, 2007and from the period from January 1, 2007 to Decemeber 31, 2007 were audited by DMCL. The financial statements as of Decemeber 31, 2006 were audited by Malone & Bailey. The audit report of Malone & Bailey for the year ended Decemeber 31, 2006 contains a qualification as to the ability of the Company to continue as a going concern.  During the Company’s two most recent fiscal years and any subsequent interim period through the date of dismissal, there were no disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

During the fiscal year ended December 31, 2007, the Company did not consult with DMCL regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter or event that was the subject of disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

Item 8A(T).	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Evaluation of disclosure controls and procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by the Company's Principal Financial Officer in connection with the audit of our financial statements as of December 31, 2007 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we plan on creating a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: (i) appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company  resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.	Other Information.

Subsequent to December 31, 2007, the Company entered into a subscription agreement for the issuance of 2,000,000 post-split common shares at a price of $0.005 per share and received $10,000.  The shares have not been issued.

PART III

Items 9 – 12, 14.

Information with respect to Items 9 – 12 and 14 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2008 and is incorporated herein by reference.  If the definitive Proxy Statement cannot be filed on or before May 1, 2008, the issuer will instead file an amendment to this Form 10 KSB disclosing the information with respect to Items 9 through 12 and Item 14.

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

10.4          2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)

(14)	Code of Ethics

14.1          Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2008.

ALTUS EXPLORATIONS, INC.

By:  /s/  David Whyte

David Whyte

President and Principal Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature

Title

Date

By:

/s/ David Whyte

President, Secretary,

April 14, 2008

David Whyte

Principal Executive Officer, Principal

Financial Officer and Director

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Altus Explorations, Inc.

We have audited the accompanying balance sheet of Altus Explorations, Inc. (a development stage company) as of December 31, 2007 and the related statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2007 and the period from January 1, 2007 (inception of development stage) to December 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2006 and for the year then ended were audited by other auditors whose report dated April 2, 2007 included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the year ended December 31, 2006 reflect a total net loss of $6,155,165 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of Altus Explorations, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year then ended and the period from January 1, 2007 (inception of development stage) to December 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DALE MATHESON CARR-HILTON LABONTE LLP"

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Altus Explorations, Inc.

North Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Altus Explorations, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of Altus's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altus Explorations, Inc. as of December 31, 2006, and the results of its operations and its cash flows for  the year then ended in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

April 2, 2007

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

Current assets
Cash	$ 8,854	$ 5,060

Property and equipment, net (Note 2)	1,358	453

TOTAL ASSETS	$ 10,212	$ 5,513

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 74,434	$ 8,365
Due to related party (Note 3)	-	34,017
Convertible loans (Note 4)	88,750	87,750
	163,184	130,132

Contingencies (Notes 1 and 4)
Subsequent event (Note 9)

Stockholders’ deficit
	2,329	2,329
Additional paid in capital	6,028,217	6,028,217
Subscriptions received in advance (Note 6)	10,000	-
Deficit	(6,155,165)	(6,155,165)
Deficit accumulated during the development stage	(38,353)	-
Total stockholders' deficit	(152,972)	(124,619)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 10,212	$ 5,513

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended December 31,		For the period from January 1, 2007 (date of inception of the development stage) to December 31,
	2007	2006	2007

Revenues	$ -	$ 1,596	$ -

Operating expenses
Amortization and depletion	492	4,272	492
Impairment of oil and gas properties (Note 5)	-	30,467	-
Interest expense (Note 4)	10,697	5,000	10,697
General and administrative	27,164	85,010	27,164
Lease operating	-	1,758	-
Total operating expenses	38,353	126,507	38,353

Net loss	$ (38,353)	$ (124,911)	$ (38,353)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Basic and diluted weighted average shares outstanding	46,572,792	46,572,792

The accompanying notes are an integral part of these financial statements.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

DECEMBER 31, 2007

	Common stock		Additional paid-in capital	Subscriptions received in advance	Accumulated deficit
	Shares	Amount			Deficit	Development stage	Total

Balance, December 31, 2005	2,328,640	$ 2,329	$ 6,023,217	$ -	$ (6,030,254)	$ -	$ (4,708)
Imputed interest on convertible loans (Note 4)	-	-	5,000	-	-	-	5,000
Net loss	-	-	-	-	(124,911)	-	(124,911)

Balance, December 31, 2006	2,328,640	2,329	6,028,217	-	(6,155,165)	-	(124,619)
Subscriptions received in advance (Note 6)	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	(38,353)	(38,353)

Balance, December 31, 2007	2,328,640	$ 2,329	$ 6,028,217	$ 10,000	$ (6,155,165)	$ (38,353)	$ (152,972)

 The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended December 31,		For the period from January 1, 2007 (date of inception of the development stage) to December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (38,353)	$ (124,911)	$ (38,353)
Non-cash items:
Amortization and depletion	492	4,272	492
Impairment of oil and gas properties	-	30,467	-
Accrued interest on convertible loans	10,697	5,000	10,697
Changes in non-cash operating working capital items:
Accounts receivable and accrued revenues	-	4,864	-
Accounts payable and accrued liabilities	21,355	(30,046)	21,355
Due to related party	-	27,253	-
Cash flows used in operating activities	(5,809)	(83,101)	(5,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,397)	-	(1,397)
Cash flows used in investing activities	(1,397)	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	1,000	87,750	1,000
Subscriptions received in advance	10,000	-	10,000
Cash flows provided by financing activities	11,000	87,750	11,000

Increase in cash	3,794	4,649	3,794
Cash, beginning	5,060	411	5,060

Cash, ending	$ 8,854	$ 5,060	$ 8,854

Supplemental cash flow information:

During the year ended December 31, 2007, $34,017 was reclassified from due to related party to accounts payable and accrued liabilities (Note 3).

Cash paid for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

 NOTE 1 – NATURE OF BUSINESS

Nature of Business

Altus Explorations, Inc. (the Company”) was incorporated in Nevada on November 2, 2001. The Company is engaged in the acquisition and exploration for oil and natural gas. The Company does not currently hold an interest in any oil and gas properties and as of January 1, 2007 commenced reporting as a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises.”

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at December 31, 2007, the Company has incurred losses of $6,193,518 since inception and had a working capital deficiency of $154,330. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of impairment of long lived assets, expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

Property and Equipment

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three years for computers and seven years for furniture. Accumulated depreciation was $13,866 and $13,374 as of December 31, 2007 and 2006, respectively.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (cont’d…)

Impairment of Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended December 31, 2007 and 2006, the Company had no components that would cause comprehensive income to be different than net loss.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes".  Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended December 31, 2007.

Basic and Diluted Loss per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.  The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  For the years presented, diluted loss per share is equal to basic loss per share as the effect of the computations are anti-dilutive.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and non-productive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (cont’d…)

Oil and Gas Properties (cont’d…)

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

Revenue and Cost Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which the Company is entitled based on our interest in the properties. Costs associated with production are expensed in the year in which they are incurred.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and convertible loans approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award, effective January 1, 2006. Prior to January 1, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123(R), and, consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with the issuance of stock options will be recognized as a quarterly amortization based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to nonvested options. No options were granted or exercised during the years ended December 31, 2007 and 2006.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (cont’d…)

Stock-based Compensation (cont’d…)

On December 21, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The SEC will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2010.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.   The  guidance  will  become  effective  for  the  fiscal  year  beginning  after December 15, 2008.  Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

Comparative figures

Certain figures from the prior year have been restated to conform with the current year’s presentation.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE 3 – DUE TO RELATED PARTY

At December 31, 2006 the Company had received advances from a former shareholder, to fund the Company’s continuing operations, in the amount of $34,017. As at December 31, 2007, this amount was reclassified to accounts payable and accrued liabilities. This amount is unsecured, non-interest bearing and has no set terms of repayment. All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 – CONVERTIBLE LOANS

At December 31, 2007 the Company had received advances from certain shareholders totaling $88,750 (2006 - $87,750). On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company recorded imputed interest of $5,000 during the year ended December 31, 2006 and accrued interest of $10,697 on the Loans during the year ended December 31, 2007.

The Loans are convertible at the shareholders’ option into common stock at the lower of ten day average share price immediately preceding the date of the Loans or the ten day average common share price immediately preceding the date that a Lender provides Notice of Conversion to the Company, but in no circumstance at a conversion rate of less than $0.001 per common share. The Loans are secured by the assets of the Company, and provide that in the occurrence of certain events the Loans’ maturities are accelerated. The Company may prepay the Loans at anytime without penalty or bonus. The Company does not believe the terms of the Loans contain any provisions that would require treatment as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging,” and the Emerging Issued Task Force 00-19, “Accounting for Derivative Financial Instruments.”

The ten day average share price immediately preceding the date of the loan was equal to the share price on the agreement date. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded.

As of December 31, 2007, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is currently in negotiations with the shareholders to settle the Loans.

NOTE 5 – OIL AND GAS PROPERTIES

At January 1, 2006, the Company had an aggregate amount of capitalized costs relating to oil and gas producing activities, net of accumulated depletion, of $30,467 related to the T.E. Lane and Freestone County lease acreage.

During the year ended December 31, 2006, the operator on the Company’s T.E. Lane well ceased production and apprised that it was not economically viable to restore production. The T.E. Lane unit was fully impaired during 2006.

The Freestone County lease acreage was primarily being held by production from the T.E. Lane well and once the well ceased production the associated Freestone County lease acreage held by the Company began to expire and would fully expire if not extended by June 12, 2007. During the year ended December 31, 2007, the Company did not extend the Freestone County lease.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE 6 – COMMON STOCK

During the year ended December 31, 2007, the Company affected a 20:1 reverse split of its issued and outstanding common stock. All share and per share balances have been retroactively restated to reflect the reverse split for all periods presented in these financial statements.

On December 17, 2007, the Company entered into a subscription agreement for the issuance of 2,000,000 common shares at a price of $0.005 per share and received $10,000 in advance. As at December 31, 2007, these shares have not been issued.

NOTE 7 – STOCK OPTION PLAN

During the year ended December 31, 2004, the Company established a stock option plan pursuant to which 274,152 common shares were reserved for issuance. During the year ended December 31, 2004, the Company granted 216,250 stock options to directors, executive officers and employees and recognized $222,199 in share-based compensation expense. The options have an exercise price of $0.02 and a term of 10 years. All options were vested as of December 30, 2005.

NOTE 8 – INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2007	2006

Net loss before income taxes	$ (38,353)	$ (124,911)
Statutory tax rate	34%	34%

Income tax recovery	(13,040)	(42,470)
Non-deductible items	167	3,152
Valuation allowance	(12,873)	(39,318)

	$ -	$ -

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

During the year ended December 31, 2007, the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2007 and 2006.  At December 31, 2007, the Company has net operating loss carryforwards, which expire commencing in 2011. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE 8 – INCOME TAXES (cont’d…)

against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2007, but believes that the provisions will not limit the availability of losses to offset future income.

NOTE 9 – SUBSEQUENT EVENT

On January 3, 2008, the Company entered into a subscription agreement for the issuance of 2,000,000 common shares at a price of $0.005 per share and received $10,000.