Form 10-Q
period 2008-03-31
ALTUS EXPLORATIONS INC
filed 2008-05-20
CIK 1165639

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to __________________

001-31444
(Commission File Number)

ALTUS EXPLORATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada

       98-0361119

(State or other jurisdiction of incorporation)

(IRS Employer Identification) No.)

2482 Edgemont Boulevard, North Vancouver, British Columbia, V7R 2M8

(Address of principal executive offices)

Issuer’s telephone number, including area code:  (778) 883-9951

Former name, former address and former fiscal year, if changed since last report:  N/A

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ]   No [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filed [   ]  Smaller reporting company [X]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2008 the registrant’s outstanding common stock consisted of 2,328,640 shares.

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF SHAREHOLDERS’ DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	31-Mar-08	31-Dec-07
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$5,518	$8,854
Property and equipment, net	1,242	1,358
TOTAL ASSETS	$6,760	$5,513
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$61,967	$74,434
Accrued interest	13,345	-
Convertible loans (Note 2)	88,750	88,750
Total current liabilities	$164,062	$130,132
Contingency (Note 1)
Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized (Note 3)	$2,329	$2,329
Additional paid in capital	6,028,217	6,028,217
Subscription received in advance (Note 3)	20,000	10,000
Deficit	(6,155,165)	(6,155,165)
Deficit accumulated during the development stage	(52,683)	(38,353)
Total stockholders' deficit	$(157,302)	$(152,972)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,760	$5,513

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from January
	Three month period ended March 31,		1, 2007 (date of inception of
			the development stage) to
	2008	2007	March 31, 2008
Revenues	$-	$-	$-
Operating expenses
Amortization and depletion	116	453	608
Interest expense (Note 2)	2,648	2,386	13,345
General and administrative	11,333	5,323	38,497
Total operating expenses	14,097	8,162	52,450
			-
Other incomes			-
Interest income	61	-	61
Exchange gain & loss	(294)	-	(294)
Total other income	(233)	-	(233)
			-
Net loss	$(14,330)	$(8,162)	$(52,683)
Net loss per share:
Basic and diluted	$0.00	$0.00
Basic and diluted weighted average shares
outstanding	2,328,640	2,328,640

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
March 31, 2008

	Common stock		Additional	Subscriptions	Accumulated deficit
			paid-in capital	received in advance			Development
	Shares	Amount			Deficit		stage	Total
Balance, December 31, 2006	2,328,640	2,329	6,028,217	-	(6,155,165)		-	(124,619)
Subscriptions received in
advance (Note 3)
	-	-	-	10,000	-		-	10,000
Net loss	-	-	-	-	-		(38,353)	(38,353)
								-
Balance, December 31, 2007	2,328,640	$2,329	$6,028,217	$10,000	$6,155,165		(38,353)	(152,972)
								-
Subscriptions received in
advance (Note 3)
	-	-	-	10,000	-		-	10,000
Net loss	-	-	-	-	-		(14,330)	(14,330)
								-
Balance, March 31, 2008	2,328,640	$2,329	$6,028,217	$20,000	$(6,155,165	) $	(52,683)	(157,302)

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three month period ended ,		For the period from January 1,
	March 31,		2007 (date of inception of the
			development stage) to March
	2008	2007	31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,330)	$(3,162)	$(52,683)
Non-cash items:			-
Beneficial conversion feature – convertible debt	-	-	-
Amortization and depletion	116	453	608
Forgiveness of interest	-	(5,000)	-
Changes in non-cash operating working capital items:			-
Accrued interest on convertible loans	2,648	2,386	13,345
Accounts payable and accrued liabilities	(1,770)	(474)	19,585
Cash flows used in operating activities	(13,336)	(5,797)	(19,145)
			-
CASH FLOWS FROM INVESTING ACTIVITIES			-
Purchase of property and equipment	-	-	(1,397)
Investment in oil and gas properties	-	-	-
Cash flows used in investing activities	-	-	(1,397)
			-
CASH FLOWS FROM FINANCING ACTIVITIES			-
Proceeds from shareholder advances	-	1,054	1,000
Subscriptions received in advance	10,000	-	20,000
Convertible loans	-	1,000	-
Issuance of common stock	-	-	-
Cash flows provided by financing activities	10,000	2,054	21,000
			-
Change in cash	(3,336)	(3,743)	458
Cash, beginning	8,854	5,060	5,060
			-
Cash, ending	$5,518	$1,317	$5,518
Cash paid for:
Income taxes	$-	$-	$-
Interests	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, these unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2007 included in the Form 10-KSB. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,207,848 as at March 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – CONVERTIBLE LOANS

At December 31, 2007 the Company had received advances from certain shareholders totaling $88,750 (2006 - $87,750). On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company recorded imputed interest of $10,697 during the year ended December 31, 2007 and accrued interest of $2,648 on the Loans during the three month ended March 31, 2008.

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

NOTE 2 – CONVERTIBLE LOANS (Continued)

The ten day average share price immediately preceding the date of the loan was equal to the share price on the agreement date. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded.

As of March 31, 2008, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is currently in negotiations with the shareholders to settle the Loans.

NOTE 3 – COMMON STOCK

During the year ended December 31, 2007, the Company affected a 20:1 reverse split of its issued and outstanding common stock. All share and per share balances have been retroactively restated to reflect the reverse split for all periods presented in these financial statements.

The Company entered into a subscription agreement for the issuance of 2,000,000 common shares at a price of $0.005 per share in December 2007. As at March 31, 2008, the Company received $20,000 in advance and these shares have not been issued.

NOTE 4 – STOCK OPTION PLAN

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

During the three month ended March 31, 2008, no stock options were granted.

NOTE 5 – INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Three months ended March 31,
2008
Net loss before income taxes	$(14,331)
Statutory tax rate	34%
Income tax recovery	(4,873)
Valuation allowance	(4,873)
$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

NOTE 6 – SUBSEQUENT EVENT

Item 2.    Management Discussion and Analysis or Plan of Operation

Results of Operations

Three Months Ended March 31, 2008

Our net loss for the three months ended March 31, 2008 totaled $14,391. This compares with our net loss of $8,162 for the three months ended March 31, 2007.  General and administrative expenses for the three months ended March 31, 2008 and 2007 were $11,627 and $5,323, respectively.  The primary components of general and administrative expenses for the first three months of 2008 are costs associated with accounting and administrative contract labor and professional fees associated with being a public company.  The increase in general and administrative expenses from 2007 to 2008 is the result of costs increases relating to compliance costs of being a public company.

We incurred interest expense during the three months ended March 31, 2008 of $2,648, compared to $2,386 interest expense for the same period in 2007.  The interest expense was incurred due to advances made by certain shareholders in the amount of $88,750. The Company entered into Convertible Loan Agreements (the “Loans”) with these shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest of $10,697 on the Loans during the year ended December 31, 2007. As of March 31, 2008, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is in negotiations with the shareholders to settle the Loans.

During the three months ended March 31, 2008, the Company entered into a subscription agreement for the issuance of 2,000,000 post-split common shares at a price of $0.005 per share and received $10,000 in advance. The shares have yet to be issued.

The Company had no revenues for the three months ended March 31, 2008.

The company currently holds no producing assets and has no revenues.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred a net loss of $14,391 for the three months ended March 31, 2008 and a net loss of $8,162 for the same period in 2007.

The Company’ primary source of operating funds during the three months has been advances from shareholders.  The Company does not currently hold an interest in any oil and gas properties.

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

Item 4(T).    Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2008.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

32.1

Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2008

ALTUS EXPLORATIONS, INC

(Registrant)

By:

/s/ David Whyte

David Whyte

        Principle Executive Officer and

        Principle Financial Officer