Form 10KSB/A
period 2007-12-31
ALTUS EXPLORATIONS INC
filed 2008-05-21
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCOPRORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):   Yes ☐;   No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of Altus Explorations, Inc. (“Altus” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 (the “Original Filing”) is being filed to add the disclosure required in Part III, Items 9, 10, 11, 12, 13, and 14 of Form 10-KSB, all of which are incorporated into the Original Filing by reference.  All other material in the Original Filing remains in effect for the year ended December 31, 2007.

Form 10-KSB

Table of Contents

Part

Item No.

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

Directors and Executive Officers, Promoters and Control Persons

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
David Whyte	Director, President and Secretary	39	May 9, 2007
Greg A. Thompson(1)	Director, President and Secretary	53	November 18, 2005
Dion Bukard(2)	Director	60	February 3, 2006
Yazmin Leyva(3)	Treasurer	30	August 16, 2006

(1)

Greg A. Thompson resigned as Director, President and Secretary of the Company on May 9, 2007.

(2)

Dion Bukard resigned as Director of the Company on May 9, 2007.

(3)

Yazmin Leyva resigned as Treasurer of the Company on May 9, 2007.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Whyte

Mr. Whyte is a business development and marketing entrepreneur with over twenty years experience in various areas ranging from property development, commercial development of technologies and services.  Mr. Whyte for the last five years has owned and operated a property development company Method Homeworks that developed residential properties in Vancouver.  Prior to that Mr. Whyte founded and ran several technology companies; Sentec Network Solutions an offshore software development company based out of Vancouver, BC and Hong Kong, Speedclaim.com a firm that developed software that processed insurance claims for the Auto Glass Industry based out of Vancouver, BC.

Greg A. Thompson

Mr. Thompson became a director on November 18, 2005, and president on February 1, 2006.

Mr. Thompson has 25 years of diversified experience in oil & gas production, operations, contracts, marketing, transportation, and financial instruments. Mr. Thompson is the president and chief operating officer for Orbit Energy LLC. From 2001-2002, he was general manager, oil & gas sales for Coast Energy Group and from 1998-1999, he was manager national oil & gas accounts for Columbia Energy Services. From 1996-1998, he was Director-Oil & Gas Division for TexPar Energy, Inc. From 1993-1996, Mr. Thompson held the position of Vice President, Oil & Gas Marketing with Teco Energy Marketing (Now PG&E Energy Services).  From 1989-1993, he was Vice President, Oil & Gas Marketing for Graham Resources Corp., and from 1979-1989, he was Director, Oil & Gas Marketing for United Gas Pipeline Co., a Division of Occidental Petroleum.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

Effective February 27, 2004, the Company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of the Company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

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

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1.

Corporate Governance

The Board of Directors currently has no standing audit committee, compensation committee, or nominating committee.

Item 10.	Executive Compensation.

The following table summarizes the compensation of key executives during the last two complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
David Whyte(2) President, Secretary, Director	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Greg Thompson(3) President, Secretary Director	2007 2006	$Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Yazmin Leyva(4) Treasurer	2006	$Nil	$Nil	Nil	Nil	Nil	Nil	Nil

(1)   The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)

David Whyte became a director on May 9, 2007.

(3)  Greg Thompson became a director on November 18, 2005 and our president on February 1, 2006.  Mr.    Thompson resigned as the Company’s director and president on May 9, 2007.

(4)  Yazmin Leyva became our treasurer on August 16, 2006.  Ms. Leyva resigned as the Company’s treasurer on May 9, 2007.

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

Stock Options/SAR Grants

During the year ended December 31, 2007, no options were granted to directors or executive officers. During the year ended December 31, 2004 we granted the following stock options to our current and former directors and executive officers:

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

There were no stock options exercised during the year ended December 31, 2007.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2007. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of May 14th, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Milton Cox 7227 Winchester Road, #258 Memphis, TN 38118 USA	326,435(2)	14.02%
Bassam Nastat 5831 Winch Street Burnaby, BC V5B 2J4 Canada	225,430	9.68%
Greg A. Thompson 11123 Tupper Lake Drive Houston, TX 77042 USA	30,000	1.29%
Dion Burkard 2003 Charlotte Estates Drive Austin, TX 78744	Nil	nil
Sterling Management of Belize 5 Park Avenue Orange Walk Town Belize City, Belize	200,000	8.59%
David Whyte 2482 Edgemont Boulevard, North Vancouver, British Columbia	Nil	Nil
Directors and Officers as a group (1)	Nil	Nil

(1)  Based on 2,328,640  shares outstanding as of December 31st, 2008 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

(2)

Of these shares, 46,435 are owned by CodeAmerica Investments, LLC, a company wholly owned by Mr. Cox.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Transactions with management and others

We have not entered into any transactions with  related persons for the year ended December 31, 2007.

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

10.4          2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)

(14)	Code of Ethics

14.1          Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

Item 14.	Principal Accountant Fees and Services

On May 10, 2007, Dale Matheson Carr-Hilton Labonte LLP, was engaged as our independent accountant.  The change of accountant was approved by majority consent of the board of directors dated May 10, 2007.  At the same meeting, the Board of Directors approved the dismissal of Malone & Bailey, PC as its independent accountant effective immediately.  There were no disagreements between us and Malone & Bailey, PC on any matter of accounting principles or practices, financial statements disclosures or auditing scope and procedures. The former accountant’s report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty other than a going concern uncertainty, auditing scope or accounting principles. Prior to engaging the new accountant, we did not consult with them  regarding any accounting or auditing concerns.

Dale Matheson Carr-Hilton Labonte LLP served as the Company’s independent auditors for the fiscal year ending December 31, 2007, and has been appointed by the Board to continue as the Company's independent auditor for the Company's fiscal year ending December 31, 2008.

The fees for services provided by Dale Matheson Carr-Hilton Labonte LLP and Malone & Bailey, PC to us in each of the fiscal years ended December 31, 2006 and December 31, 2007 were as follows:

Fees	2006	2007
Audit fees	$16,600(1)	$13,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0

(1) Paid to Malone & Bailey, PC

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2008.

ALTUS EXPLORATIONS, INC.

By:  /s/  David Whyte

David Whyte

President and Principal Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature

Title

Date

By:

/s/ David Whyte

President, Secretary,

May 20, 2008

David Whyte

Principal Executive Officer, Principal

Financial Officer and Director