Form 10-Q
period 2008-06-30
ALTUS EXPLORATIONS INC
filed 2008-08-19
CIK 1165639

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2008 the registrant’s outstanding common stock consisted of 2,328,640 shares.

PART I.     FINANCIAL INFORMATION

Item 1.

Financial Statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF SHAREHOLDERS’ DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30	December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$ 289	$ 8,854

Equipment, net	1,125	1,358

TOTAL ASSETS	$ 1,414	$ 10,212

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable and accrued liabilities	$ 95,617	$ 74,434
Convertible loans (Note 2)	88,750	88,750
Total current liabilities	184,367	163,184

Contingency (Note 1)

Stockholders* Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized (Note 3)	2,329	2,329
2,328,640 shares issued and outstanding March 31, 2008 and December 31, 2007

Additional paid in capital	6,028,217	6,028,217
Subscription received in advance (Note 3)	20,000	10,000
Deficit	(6,155,165)	(6,155,165)
Deficit accumulated during the development stage	(78,334)	(38,353)
Total stockholders' deficit	(182,953)	(152,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,414	$ 10,212

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from January 1, 2007 (date of inception of the development stage) to June 30, 2008

	Three month period ended		Six month period ended
	June 30,		June	30,
	2008	2007	2008	2007

Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses
Amortization and depletion	116	-	233	453	724
Compensation expense to related party	-	-	-	-	-
Impairment of oil and gas investments	-	-	-	-	-
Interest expense (Note 2)	2,663	2,867	5,311	5,254	16,008
General and administrative	22,894	8,765	34,225	14,088	61,391
Lease operating	-	-	-	-	-
Loss on disposition of properties	-	-	-	-	-
Total operating expenses	25,673	11,632	39,769	19,795	78,123

Other items:
Exchange gain (loss)	13	-	(282)	-	74
Interest income	9	-	70	-	(285)
Total other items	22	-	(212)	-	(211)
Net loss	$ (25,651)	$ (11,632)	$ (39,981)	$ (19,795)	$ (78,334)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)

Basic and diluted weighted average shares outstanding
	2,328,640	2,328,640	2,328,640	2,328,640

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from January 1, 2007 (date of
	Six month period ended ,		inception of the development stage) to June 30, 2008
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (39,981)	$ (19,795)	$ (78,334)
Non-cash items:			-
Amortization and depletion	233	453	725
Expenses paid by shareholder	-	-	-
Impairment of oil and gas properties	-	-	-
Loss on disposition of oil and gas properties	-	-	-
Accrued interest on convertible loans	5,311	5,254	16,008
Stock-based compensation	-	-	-
Stock option intrinsic value amortization	-	-	-
Write-off of note payable * related party	-	-	-
Accrued interest on advances from shareholders	-	-	-
Changes in non-cash operating working capital items:			-
Accrued interest on note payable	-	-	-
Accounts receivable and accrued revenues	-	-	-
Accounts payable and accrued liabilities	15,872	9,173	37,227
Cash flows used in operating activities	(18,565)	(4,915)	(24,374)
			-
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	-	1,054	1,000
Subscriptions received in advance	10,000	-	20,000
Convertible loans	-	1,000	-
Cash flows provided by financing activities	10,000	2,054	21,000

Change in cash	(8,565)	(2,861)	(4,771)
Cash, beginning	8,854	5,060	5,060

Cash, ending	$ 289	$ 2,199	$ 289

Cash paid for:
Income taxes	$ -	$ -	$ -
Interests	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 1 - BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, these unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2007 included in the Form 10-K. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,233,499 as at June 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – CONVERTIBLE LOANS

At December 31, 2007 the Company had received advances from certain shareholders totaling $88,750 (2006 - $87,750). On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company recorded imputed interest of $10,697 during the year ended December 31, 2007 and accrued interest of $5,311 on the Loans during the six month ended June 30, 2008.

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

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE 2 – CONVERTIBLE LOANS (Continued)

The ten day average share price immediately preceding the date of the loan was equal to the share price on the agreement date. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded.

As of June 30, 2008, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is currently in negotiations with the shareholders to settle the Loans.

NOTE 3 – COMMON STOCK

During the year ended December 31, 2007, the Company affected a 20:1 reverse split of its issued and outstanding common stock. All share and per share balances have been retroactively restated to reflect the reverse split for all periods presented in these financial statements.

The Company entered into a subscription agreement for the issuance of 2,000,000 common shares at a price of $0.005 per share in December 2007. During the six months ended June 30, 2008, the Company received an additional $10,000 in advance for the issuance of an additional 2,000,000 common shares at a price of $0.005 per share. These shares have not been issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Six Months Ended June 30, 2008

Our net loss for the six months ended June 30, 2008 totaled $39,981. This compares with our net loss of $19,795 for the six months ended June 30, 2007.  General and administrative expenses for the six months ended June 30, 2008 and 2007 were $34,225 and $14,088, respectively.  The primary components of general and administrative expenses for the first six months of 2008 are costs associated with accounting and administrative contract labor and professional fees associated with being a public company.  The increase in general and administrative expenses from 2007 to 2008 is the result of costs increases relating to compliance costs of being a public company.

We incurred interest expense during the six months ended June 30, 2008 of $5,311, compared to $5,254 interest expense for the same period in 2007.  The interest expense was incurred due to advances made by certain shareholders in the amount of $88,750. The Company entered into Convertible Loan Agreements (the “Loans”) with these shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest of $10,697 on the Loans during the year ended December 31, 2007. As of June 30, 2008, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is in negotiations with the shareholders to settle the Loans.

The Company entered into a subscription agreements for the issuance of 2,000,000 common shares at a price of $0.005 per share in December 2007. During the six months ended  June 30, 2008, the Company received an additional $10,000 in advance for the issuance of an additional 2,000,000 common shares at a price of $0.005 per share. These shares have not been issued.

The Company had no revenues for the six months ended June 30, 2008.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred a net loss of $39,981 for the six months ended June 30, 2008 and a net loss of $19,795 for the same period in 2007.

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

Item 4(T).    Controls and Procedures

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2008.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

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

Date:  August 19, 2008

ALTUS EXPLORATIONS, INC

(Registrant)

By:

/s/ David Whyte

David Whyte

        Principle Executive Officer and

        Principle Financial Officer