Form 10-Q
period 2008-09-30
ALTUS EXPLORATIONS INC
filed 2008-11-19
CIK 1165639

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2008 the registrant’s outstanding common stock consisted of  2,328,640 shares.

PART I.     FINANCIAL INFORMATION

Item 1.

Financial Statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENTS OF SHAREHOLDERS’ DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ 71	$ 8,854

Equipment, net	1,009	1,358

TOTAL ASSETS	$ 1,080	$ 10,212

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 107,275	$ 74,434
Due to related parties (Note 2)	188	-
Convertible loans (Note 3)	88,750	88,750
Total current liabilities	196,213	163,184

Contingency (Note 1)

Stockholders* Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized (Note 4)	2,329	2,329
2,328,640 shares issued and outstanding September 30, 2008
and December 31, 2007
Additional paid in capital	6,028,217	6,028,217
Subscription received in advance (Note 4)	20,000	10,000
Deficit	(6,155,165)	(6,155,165)
Deficit accumulated during the development stage	(90,514)	(38,353)
Total stockholders' deficit	(195,133)	(152,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,080	$ 10,212

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from January 1, 2007 (date of inception of the development stage) to September 30, 2008

	Three month period ended		Nine month period ended
	September 30,		September	30,
	2008	2007	2008	2007

Operating expenses
Amortization and depletion	$ 116	$ -	$ 349	$ 453	$ 841
Compensation expense to related party	-	-	-	-	-
Impairment of oil and gas investments	-	-	-	-	-
Interest expense (Note 3)	2,677	2,722	7,988	7,975	18,685
General and administrative	9,354	5,781	43,579	19,868	70,743
Lease operating	-	-	-	-	-
Loss on disposition of properties	-	-	-	-	-
Total operating expenses	12,147	8,503	51,915.92	28,296	90,269

Other items
Exchange gain & loss	(33)	-	(315)	-	(315)
Interest income	-	-	70	-	70
Total other items	(33)	-	(245)	-	(245)
Net loss	$ (12,180)	$ (8,503)	$ (52,161)	$ (28,296)	$ (90,514)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)

Basic and diluted weighted average shares outstanding
	2,328,640	2,328,640	2,328,640	2,328,640

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine month period ended		For the period from January 1, 2007 (date of inception of the development stage) to September 30, 2008
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,216,092)	$ (2,829,600)	$ (9,051,392)
Non-cash items:
Accrued interest on convertible loans	7,988	7,975	18,685
Amortization and depletion	349	453	841
Expenses paid by shareholder	-	-	-
Impairment of oil and gas properties	-	-	-
Loss on disposition of oil and gas properties	-	-	-
Forgiveness of interest	-	-	-
Stock-based compensation	-	-	-
Stock option intrinsic value amortization	-	-	-
Write-off of note payable * related party	-	-	-
Accrued interest on advances from shareholders	-	-	-
Changes in non-cash operating working capital items:
Accrued interest on note payable	-	-	-
Accounts receivable and accrued revenues	-	-	-
Accounts payable and accrued liabilities	24,853	13,414	46,208
Cash flows used in operating activities	(18,971)	(6,454)	(24,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	188	1,054	1,188
Subscriptions received in advance	10,000	-	20,000
Convertible loans	-	1,000	-
Cash flows provided by financing activities	10,188	2,054	21,188

Decrease in cash	(8,783)	(4,400)	(4,989)
Cash, beginning	8,854	5,060	5,060

Cash, ending	$ 7,100	$ 660	$ 7,100

Cash paid for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2008

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

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,245,679 as at September 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – DUE TO RELATED PARTIES

As at September 30, 2008, the Company received advances of $188 (December 31, 2007- $nil) from shareholders. This amount is unsecured, non interest bearing and has no set terms for repayment.

NOTE 3 – CONVERTIBLE LOANS

At December 31, 2007 the Company had received advances from certain shareholders totaling $88,750 (2006 - $87,750). On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company recorded imputed interest of $18,685 during the year ended December 31, 2007 and accrued interest of $7,988 on the Loans during the nine month ended September 30, 2008.

The Loans are convertible at the shareholders’ option into common stock at the lower of ten day average common share price immediately preceding the date of the Loans or the ten day average common share price immediately preceding the date that a Lender provides Notice of Conversion to the Company, but in no circumstance at a conversion rate of less than $0.001 per common share. The Loans are secured by the assets of the Company, and provide that in the occurrence of certain events the Loans’ maturities are accelerated. The Company may prepay the Loans at anytime without penalty or bonus. The Company does not believe the terms of the Loans contain any provisions that would require treatment as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging,” and the Emerging Issued Task Force 00-19, “Accounting for Derivative Financial Instruments.”

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 3 – CONVERTIBLE LOANS (Continued)

The ten day average share price immediately preceding the date of the loan was equal to the share price on the agreement date. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded.

As of September 30, 2008, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is currently in negotiations with the shareholders to settle the Loans.

NOTE 4 – COMMON STOCK

During the year ended December 31, 2007, the Company affected a 20:1 reverse split of its issued and outstanding common stock. All share and per share balances have been retroactively restated to reflect the reverse split for all periods presented in these financial statements.

The Company entered into a subscription agreement for the issuance of 2,000,000 common shares at a price of $0.005 per share in December 2007 and received $10,000 in advance. During the nine months ended September 30, 2008, the Company received an additional $10,000 in advance for the issuance of an additional 2,000,000 common shares at a price of $0.005 per share. These shares have not been issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Nine Months Ended September 30, 2008

Our net loss for the nine months ended September 30, 2008 totaled $52,161. This compares with our net loss of $28,296 for the nine months ended September 30, 2007.  General and administrative expenses for the nine months ended September 30, 2008 and 2007 were $43,579 and $19,868, respectively.  The primary components of general and administrative expenses for the first nine months of 2008 are costs associated with accounting and administrative contract labor and professional fees associated with being a public company.  The increase in general and administrative expenses from 2007 to 2008 is the result of costs increases relating to compliance costs of being a public company.

We incurred interest expense during the nine months ended September 30, 2008 of $7,988, compared to $7,975 interest expense for the same period in 2007.  The interest expense was incurred due to advances made by certain shareholders in the amount of $88,750. The Company entered into Convertible Loan Agreements (the “Loans”) with these shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest of $10,697 on the Loans during the year ended December 31, 2007. As of September 30, 2008, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is in negotiations with the shareholders to settle the Loans.

During the year ended December 31, 2007, the Company entered into a subscription agreement for the issuance of 2,000,000 post-split common shares at a price of $0.005 per share and received $10,000 in advance. During the nine months ended September 30, 2008, the Company entered into a subscription agreement for the issuance of an additional 2,000,000 post-split common shares at a price of $0.005 per share and received $10,000 in advance. The shares have yet to be issued.

The Company had no revenues for the nine months ended September 30, 2008.

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

Tabular Disclosure of Contractual Obligations

Contractual Obligations	Payments Due By Period			3-5 Years	More than 5 Years
	Total	Less than 1 Year	1-3 Years
Long-Term Debt Obligations	N/A
Capital Lease Obligations	N/A
Operating Lease Obligations	N/A
Purchase Obligations	N/A
Other Long-Term Liabilities Reflected on Balance Sheets under GAAP	N/A
TOTAL

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred a net loss of $52,161 for the nine months ended September 30, 2008 and a net loss of $28,296 for the same period in 2007.

The Company’ primary source of operating funds during the nine months has been advances from shareholders.  The Company does not currently hold an interest in any oil and gas properties.

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

Item 4(T).    Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of September 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2007 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an effect on the Company's financial results.

We are committed to improving our financial organization. As part of this commitment, we will i) create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company ii) preparing and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

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

Date:  November 14, 2008

ALTUS EXPLORATIONS, INC

(Registrant)

By:

David Whyte

        Principle Executive Officer and

        Principle Financial Officer