Form 10-Q/A
period 2008-09-30
ALTUS EXPLORATIONS INC
filed 2009-01-06
CIK 1165639

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine month period ended		For the period from January 1, 2007 (date of inception of the development stage) to September 30, 2008
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (52,161)	$ (28,296)	$ (90,514)
Non-cash items:
Accrued interest on convertible loans	7,988	7,975	18,685
Amortization and depletion	349	453	841
Expenses paid by shareholder	-	-	-
Impairment of oil and gas properties	-	-	-
Loss on disposition of oil and gas properties	-	-	-
Forgiveness of interest	-	-	-
Stock-based compensation	-	-	-
Stock option intrinsic value amortization	-	-	-
Write-off of note payable * related party	-	-	-
Accrued interest on advances from shareholders	-	-	-
Changes in non-cash operating working capital items:
Accrued interest on note payable	-	-	-
Accounts receivable and accrued revenues	-	-	-
Accounts payable and accrued liabilities	24,853	13,414	46,208
Cash flows used in operating activities	(18,971)	(6,454)	(24,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	188	1,054	1,188
Subscriptions received in advance	10,000	-	20,000
Convertible loans	-	1,000	-
Cash flows provided by financing activities	10,188	2,054	21,188

Decrease in cash	(8,783)	(4,400)	(4,989)
Cash, beginning	8,854	5,060	5,060

Cash, ending	$ 71	$ 660	$ 71

Cash paid for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

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

Date:  January 5, 2009

ALTUS EXPLORATIONS, INC

(Registrant)

By:

David Whyte

        Principle Executive Officer and

        Principle Financial Officer