Form 10-K
period 2008-12-31
ALTUS EXPLORATIONS INC
filed 2009-04-14
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number  0-31444

Altus Explorations, Inc.
(Name of small business issuer in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 308 – 5868 Westheimer Road, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 713-703-8666

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based on the average bid and asked prices as of April 7, 2008, was approximately $232.86.

The number of shares outstanding of the issuer’s common equity as of April 9, 2008, was 2,328,633 shares of common stock, par value par value $.001.

DOCUMENTS INCOPRORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2008.

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

Employees

Currently, there are no full time or part-time employees of our company (other than our directors and officers who, at present, have not signed employment or consulting agreements with us). We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

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

Our principal offices are located at  Suite 308, 5868 Westheimer Road, Houston, Texas, 77057. Our telephone number is 713-703-8666. During the fiscal years ended December 31, 2008 and 2007, we incurred total annual rent of $15,744 and $1,500, respectively.

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

Year ended December 31		High	Low
2008	Fourth Quarter	$0.01	$0.01
	Third Quarter	0.01	0.01
	Second Quarter	0.01	0.01
	First Quarter	0.02	0.01

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

Year ended December 31		High	Low
2007	Second Quarter	$0.01	$0.01
	First Quarter	0.02	0.01

On April 9, 2008, the closing price for the common stock as traded on the Pink Sheets was $0.001 per share.

As of April 9, 2008, there were 45 holders of record of our common stock. As of such date, 2,328,633 common shares were issued and outstanding.

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

For the twelve month period ended December 31, 2008, no shares were issued.

Item 6.	Management Discussion and Analysis and Plan of Operation.

Results of Operations

Twelve Months Ended December 31, 2008 and 2007

Our net loss for the twelve months ended December 31, 2008 totaled $70,492. This compares with our net loss of $38,353 for the twelve months ended December 31, 2007.  General and administrative expenses for the twelve months ended December 31, 2008 and 2007 were $59,112 and $27,164, respectively.  The primary components of general and administrative expenses for the first twelve months of 2008 are costs associated with accounting, legal and administrative contract labor and professional fees associated with being a public company.  The increase in general and administrative expenses from 2007 to 2008 is mainly due to the increased accounting and legal fees $34,360 (2007- $19,775), rent $15,744 (2007- $1,500), office and administrative $7,213 (2007- $897), transfer agent and filing fees $1,795 (2007- $ 4,992)

We incurred interest expense during the year ended December 31, 2008 of $10,665, compared to $10,697 interest expense for the same period in 2007.  The interest expense was incurred due to advances made by certain shareholders in the amount of $88,750. The Company entered into Convertible Loan Agreements (the “Loans”) with these shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest of $10,665 on the Loans during the year ended December 31, 2008. As of December 31, 2008 and the date of this report, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is in negotiations with the shareholders to settle the Loans.

During the year ended December 31, 2007, the Company entered into a subscription agreement for the issuance of 2,000,000 post-split common shares at a price of $0.005 per share and received $10,000 in advance. During the year ended December 31, 2008, the Company entered into a subscription agreement for the issuance of an additional 2,000,000 post-split common shares at a price of $0.005 per share and received $10,000 in advance. The shares have yet to be issued.

The Company had no revenues for the year ended December 31, 2008.

January 1, 2007 to December 31, 2008

The company currently holds no producing assets and has no revenues.

The net loss for the period from January 1, 2007 to December 31, 2008 being the development stage totaled $108,845. Of the net loss 79% or $86,276 is attributed to general and administrative expenses.  We incurred $21,362 or 20% of the total net loss due to interest expense on convertible loans made to certain shareholders.  Amortization costs for the period were $958 or less than 1% of net loss.

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

Future Operations

Cash Requirements

During the twelve month period ending December 31, 2009, we project cash requirements of approximately $100,000 as we continue to restructure our activities.  Our requirements are comprised of $35,000 for general and administrative costs primarily related to professional fees associated with being a public company; and $65,000 for our screening of potential oil and gas projects and sourcing of financing to fund economically viable projects identified in connection with our screening process.

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

Estimated Funding Required During the Twelve Month Period Ending December 31, 2009

Operating, general and administrative costs	$35,000

Exploration and development prospect identification and screening	$65,000

Total	$100,000

Product Research and Development

Our business plan is focused on the exploration and development of oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2009.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred a net loss of $70,492 for the twelve months ended December 31, 2008 and a net loss of $38,353 for the same period in 2007.

The Company’ primary source of operating funds during 2008 has been advances from shareholders.  The Company does not currently hold an interest in any oil and gas properties.

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

The financial statements of the Company for the year ended December 31, 2008 and from the period from January 1, 2007 to December 31, 2008 were audited by DMCL.

During the fiscal year ended December 31, 2008, the Company did not consult with DMCL regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter or event that was the subject of disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

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

As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Principal Financial Officer in connection with the audit of our financial statements as of December 31, 2008 and communicated the matters to our management.

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

No other information

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

Directors and Executive Officers, Promoters and Control Persons

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Greg A. Thompson(1)	Director, President and Secretary	54	November 18, 2005 and re-appointed on January 12, 2009
David Whyte(2)	Director, President and Secretary	40	May 9, 2007
Dion Bukard(3)	Director	61	February 3, 2006
Yazmin Leyva(4)	Treasurer	31	August 16, 2006

(1)

Greg A. Thompson resigned as Director, President and Secretary of the Company on May 9, 2007 and was re-appointed on January 12, 2009.

(2)

David Whyte resigned as Director, President and Secretary on January 12, 2009

(3)

Dion Bukard resigned as Director of the Company on May 9, 2007.

(4)

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

Greg A. Thompson

Mr. Thompson first became a director on November 18, 2005, and President on February 1, 2006. He resigned as Director, President and Secretary of the Company on May 9, 2007 and was re-appointed as Director, President and Secretary on January 12, 2009

Mr. Thompson has 25 years of diversified experience in oil & gas production, operations, contracts, marketing, transportation, and financial instruments. Mr. Thompson is the president and chief operating officer for Orbit Energy LLC. From 2001-2002, he was general manager, oil & gas sales for Coast Energy Group and from 1998-1999, he was manager national oil & gas accounts for Columbia Energy Services. From 1996-1998, he was Director-Oil & Gas Division for TexPar Energy, Inc. From 1993-1996, Mr. Thompson held the position of Vice President, Oil & Gas Marketing with Teco Energy Marketing (Now PG&E Energy Services).  From 1989-1993, he was Vice President, Oil & Gas Marketing for Graham Resources Corp., and from 1979-1989, he was Director, Oil & Gas Marketing for United Gas Pipeline Co., a Division of Occidental Petroleum.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Greg Thompson(2) President, Secretary Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
David Whyte(3) President, Secretary, Director	2008 2007	Nil Nil	Nil Nil	$2,641 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)

Greg Thompson became a director on November 18, 2005 and our president on February 1, 2006.  Mr. Thompson resigned as the Company’s director and president on May 9, 2007.  Greg Thompson was reappointed President, Secretary and Director on January 12, 2009

(3)

David Whyte became President, Secretary and Director on May 9, 2007 and resigned as President, Secretary and Director on January 12, 2009

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

Stock Option Plan

On January 28, 2004 we established a stock option plan pursuant to which 274,152 common shares were reserved for issuance.

Stock options become exercisable at dates determined by the Board of Directors at the time of granting the option and have initial terms of ten years.

Stock Options/SAR Grants

During the year ended December 31, 2008, no options were granted to directors or executive officers. During the year ended December 31, 2004 we granted the following stock options to our current and former directors and executive officers:

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

There were no stock options exercised during the year ended December 31, 2008.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

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

Beneficial Ownership

The following table sets forth, as of April 12, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Milton Cox 7227 Winchester Road, #258 Memphis, TN 38118 USA	326,434(2)	14.02%
Bassam Nastat 5831 Winch Street Burnaby, BC V5B 2J4 Canada	225,430	9.68%
Greg A. Thompson 11123 Tupper Lake Drive Houston, TX 77042 USA	30,000	1.29%
Dion Burkard 2003 Charlotte Estates Drive Austin, TX 78744	Nil	nil
Sterling Management of Belize 5 Park Avenue Orange Walk Town Belize City, Belize	200,000	8.59%
David Whyte 2482 Edgemont Boulevard, North Vancouver, British Columbia	Nil	Nil
Directors and Officers as a group (1)	30,000	1.29%

(1)

Based on 2,328,633 shares outstanding as of December 31st, 2008 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

(2)

Of these shares, 46,434 are owned by CodeAmerica Investments, LLC, a company wholly owned by Mr. Cox.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Transactions with management and others

During the year ended December 31, 2008, the Company incurred consulting fees of $2,641 (2007 - $nil) which were charged by a former director of the Company. This amount has been included in general and administrative expenses for the year.

At December 31, 2008, the Company had received advances from a company controlled by a significant shareholder totaling $66,200 (2007 - $66,200). The advances are secured by a general security interest in the assets of the Company and carry an interest rate of 12% per annum. During the year ended December 31, 2008, the Company incurred $7,944 (2007 - $7,816) in accrued interest on this balance. The total outstanding principal balance of $66,200 (2007 - $66,200) has been included in the convertible loans balance at year end. Accrued interest of $15,760 (2007 - $7,816) has been included in accounts payable and accrued liabilities at year end.

At December 31, 2008, the Company had accounts payable of $35,072 (2007 - $35,072) owing to a company controlled by a significant shareholder. The balance has been included in accounts payable and accrued liabilities at year end. This amount is unsecured, non interest bearing and has not set terms for repayment.

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

Dale Matheson Carr-Hilton Labonte LLP served as the Company’s independent auditors for the fiscal year ending December 31, 2008, and has been appointed by the Board to continue as the Company's independent auditor for the Company's fiscal year ending December 31, 2009.

The fees for services provided by Dale Matheson Carr-Hilton Labonte LLP and Malone & Bailey, PC to us in each of the fiscal years ended December 31, 2006, December 31, 2007 and December 31, 2008 were as follows:

Fees	2006	2007	2008
Audit fees	$16,600(1)	$13,000	$10,000(2)
Audit related fees	0	0	0
Tax fees	0	0	0
All other fees	0	0	0

(1) Paid to Malone & Bailey, PC (2) Estimated

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws

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

(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2009.

ALTUS EXPLORATIONS, INC. By: /s/ Greg Thompson Greg Thompson President and Principal Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

By: /s/ Greg Thompson Greg Thompson	President, Secretary, Principal Executive Officer, Principal Financial Officer and Director	April 10, 2009

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Altus Explorations, Inc.

We have audited the accompanying balance sheets of Altus Explorations, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from January 1, 2007 (inception of development stage) to December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of Altus Explorations, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2007 (inception of development stage) to December 31, 2008 in accordance with accounting principles generally accepted in the United States of America.

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

“/s/ DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 27, 2009

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

Current assets	$	$

Cash	-	8,854

Equipment, net	892	1,358

TOTAL ASSETS	892	10,212

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities	$	$

Accounts payable and accrued liabilities	125,606	74,434

Subscriptions received in advance (Note 5)	20,000	10,000

Convertible loans (Note 4)	88,750	88,750

Total liabilities	234,356	173,184

Contingencies (Notes 1 and 4)

Stockholders’ Deficit

Common stock, $0.001 par value, 400,000,000 shares authorized 2,328,633 shares issued and outstanding December 31, 2008 and 2007	2,329	2,329

Additional paid in capital	6,028,217	6,028,217

Deficit	(6,155,165)	(6,155,165)

Deficit accumulated during the development stage	(108,845)	(38,353)

Total stockholders' deficit	(233,464)	(162,972)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	892	10,212

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period from
			January 1, 2007 (date
	Year ended December 31,		of inception of the
			development stage) to
	2008	2007	December 31, 2008

Operating expenses	$	$	$

Amortization	466	492	958

Interest expense (Note 4)	10,665	10,697	21,362

General and administrative (Note 3)	59,112	27,164	86,276

Total operating expenses	70,243	38,353	108,596

Other items

Foreign exchange loss	319	-	319

Interest income	(70)	-	(70)

Total other items	249	-	249

Net loss	(70,492)	(38,353)	(108,845)

Net loss per share:
	$	$
Basic and diluted	(0.03)	(0.02)

Basic and diluted weighted average shares outstanding	2,328,633	2,328,633

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
December 31, 2008

	Common stock		Additional	Accumulated deficit
			paid-in capital		Development
	Shares	Amount		Deficit	stage	Total

Balance, December 31, 2006	2,328,633	$2,329	$6,028,217	$(6,155,165)	$-	$(124,619)

Net loss	-	-	-	-	(38,353)	(38,353)
Balance, December 31, 2007	2,328,633	2,329	6,028,217	(6,155,165)	(38,353)	(162,972)

Net loss	-	-	-	-	(70,492)	(70,492)
Balance, December 31, 2008	2,328,633	$2,329	$6,028,217	$(6,155,165)	$(108,845)	$(233,464)

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended December 31,		For the period from
			January 1, 2007
			(date of inception
			of the development
			stage) to December
	2008	2007	31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
	$	$	$
Net loss	(70,492)	(38,353)	(108,845)
Non-cash items:

Accrued interest on convertible loans	10,665	10,697	21,362
Amortization	466	492	958

Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities
	40,507	21,355	61,862
Cash flows used in operating activities
	(18,854)	(5,809)	(24,663)
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	(1,397)	(1,397)

Cash flows used in investing activities	-	(1,397)	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES

Subscriptions received in advance	10,000	10,000	20,000

Convertible loans	-	1,000	1,000

Cash flows provided by financing activities	10,000	11,000	21,000

Change in cash	(8,854)	3,794	(5,060)

Cash, beginning	8,854	5,060	5,060

Cash, ending	-	8,854	-

Cash paid for:

Income taxes	$-	$-	$-

Interest	$-	$-	$-

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Altus Explorations, Inc. (“the Company”) was incorporated in Nevada on November 2, 2001. The Company is engaged in the acquisition and exploration for oil and natural gas. The Company does not currently hold an interest in any oil and gas properties and as of January 1, 2007 commenced reporting as a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises.”

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at December 31, 2008, the Company has incurred losses of $6,264,010 since inception and had a working capital deficiency of $234,356. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Equipment

Equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three years for computers and seven years for furniture. Accumulated depreciation was $14,332 and $13,866 as of December 31, 2008 and 2007, respectively.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008

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

Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended December 31, 2008 and 2007, the Company had no components that would cause comprehensive income to be different than net loss.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the financial statements during the year ended December 31, 2008 and 2007.

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

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008

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

Revenue and Cost Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Costs associated with production are expensed in the year in which they are incurred.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable, subscriptions received in advance and convertible loans approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to nonvested options. No options were granted or exercised during the years ended December 31, 2008 and 2007.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (cont’d…)

Stock-based Compensation (cont’d…)

On December 21, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110. SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The SEC will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008.  The adoption of SAB 110 has no impact on the Company’s financial statements.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). The statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP. The statement is effective 60 days following the SEC's approval of the Public Fund Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

In May 2008, the FASB issued FAS 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“FAS 163”). This Statement interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. The Company does not expect there to be any significant impact of adopting FAS 163 on its financial position, cash flows and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“SFAS 157-3”). The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management’s internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP is effective upon issuance and includes financial statements for the period ending and as of September 30, 2008.  The Company is currently evaluating the impact of SFAS 157-3, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

Comparative figures

Certain figures from the prior year have been restated to conform with the current year’s presentation.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008

NOTE 3 – DUE TO RELATED PARTIES

During the year ended December 31, 2008, the Company incurred consulting fees of $2,641 (2007 - $nil) which were charged by a former director of the Company. This amount has been included in general and administrative expenses for the year.

At December 31, 2008, the Company had received advances from a company controlled by a significant shareholder totaling $66,200 (2007 - $66,200). The advances are secured by a general security interest in the assets of the Company and carry an interest rate of 12% per annum. During the year ended December 31, 2008, the Company incurred $7,944 (2007 - $7,816) in accrued interest on this balance. The total outstanding principal balance of $66,200 (2007 - $66,200) has been included in the convertible loans balance at year end (Note 4). Accrued interest of $15,760 (2007 - $7,816) has been included in accounts payable and accrued liabilities at year end.

At December 31, 2008, the Company had accounts payable of $35,072 (2007 - $35,072) owing to a company controlled by a significant shareholder. The balance has been included in accounts payable and accrued liabilities at year end. This amount is unsecured, non interest bearing and has not set terms for repayment.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 – CONVERTIBLE LOANS

At December 31, 2008, the Company had received advances from certain shareholders totaling $88,750 (2007 - $88,750), of which $66,200 (2007 - $66,200) was received from a company controlled by a significant shareholder. On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company recorded interest of $10,665 during the year ended December 31, 2008 (December 31, 2007 - $10,697).

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

As at December 31, 2008, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is currently in negotiations with the shareholders to settle the Loans.

NOTE 5 – COMMON STOCK

During the year ended December 31, 2007, the Company affected a 20:1 reverse split of its issued and outstanding common stock. All share and per share balances have been retroactively restated to reflect the reverse split for all periods presented in these financial statements.

The Company entered into a subscription agreement for the issuance of 2,000,000 common shares at a price of $0.005 per share in December 2007 and received $10,000 in advance. During the year ended December 31, 2008, the Company received an additional $10,000 in advance for the issuance of an additional 2,000,000 common shares at a price of $0.005 per share. These shares have not been issued.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008

NOTE 6 – STOCK OPTION PLAN

During the year ended December 31, 2004, the Company established a stock option plan pursuant to which 274,152 common shares were reserved for issuance. During the year ended December 31, 2004, the Company granted 216,250 stock options to directors, executive officers and employees and recognized $222,199 in share-based compensation expense. The options have an exercise price of $0.02 and a term of 10 years. All options were vested as of December 30, 2005 and are outstanding as of December 31, 2008.

NOTE 7 – INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2008	2007

Non-capital tax loss carry forwards	$2,710,473	$2,649,595
Statutory tax rate	34%	34%
Effective tax rate	-	-

Deferred tax asset	921,561	900,862
Valuation allowance	(921,561)	(900,862)

Net deferred tax asset	$-	$-

	2008	2007

Net loss before income taxes	$70,492	$38,353
Statutory tax rate	34%	34%

Income tax recovery	23,967	13,040
Non-deductible items	(3,184)	(3,168)
Valuation allowance	(20,783)	(9,872)

	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2008 and 2007.  At December 31, 2008, the Company has net operating loss carryforwards, which expire commencing in 2011. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2008, but believes that the provisions will not limit the availability of losses to offset future income.