Form 10-Q
period 2009-03-31
ALTUS EXPLORATIONS INC
filed 2009-05-18
CIK 1165639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to __________________

001-31444
(Commission File Number)

ALTUS EXPLORATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Suite 308 – 5868 Westheimer Road,
Houston, Texas 77057
(Address of principal executive offices)

Issuer’s telephone number, including area code:   (713) 703-8666

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2009 the registrant’s outstanding common stock consisted of 2,328,633 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31	December 31
	2009	2008
ASSETS

Current assets
Equipment, net	$776	$892

TOTAL ASSETS	$776	$892

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 2)	$131,899	$125,606
Convertible loans (Note 3)	88,750	88,750
Subscription received in advance (Note 4)	20,000	20,000
Total current liabilities	240,649	234,356

Contingency and commitments (Note 1 and 3)

Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized (Note 4)	2,329	2,329
2,328,633 shares issued and outstanding March 31, 2009 and December 31, 2008

Additional paid in capital	6,028,217	6,028,217
Deficit	(6,155,165)	(6,155,165)
Deficit accumulated during the development stage	(115,254)	(108,845)
Total stockholders' deficit	(239,873)	(233,464)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$776	$892

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three month period ended March 31,		For the period from January 1, 2007 (date of inception of the development stage) to
	2009	2008	March 31, 2009

Revenues	$-	$-	$-

Operating expenses
Depreciation	116	116	1,074
Interest expense (Note 3)	2,626	2,648	23,988
General and administrative	3,667	11,333	89,943
Total operating expenses	(6,409)	(14,097)	(115,005)

Other items
Foreign exchange loss	-	(294)	(319)
Interest income	-	61	70
Total other items	-	(233)	(249)
Net loss	$(6,409)	$(14,330)	$(115,254)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	2,328,633	2,328,633

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three month period ended ,		For the period from January
	March 31,		1, 2007 (date of inception
			of the development stage)
			to March 31, 2009
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,409)	$(14,330)	$(115,254)
Non-cash items:
Depreciation	116	116	1,074
Changes in non-cash operating working capital items:			-
Accrued interest on convertible loans	2,626	2,648	23,988
Accounts payable and accrued liabilities	3,667	(1,770)	65,529
Cash flows used in operating activities	-	(13,336)	(24,663)
			-
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	-	-	20,000
Subscriptions received in advance	-	10,000	1,000
Convertible loans	-	-	-
Cash flows provided by financing activities	-	10,000	21,000

Decrease in cash	-	(3,336)	(5,060)
Cash, beginning	-	8,854	5,060

Cash, ending	$-	$5,518	$-

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, these unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2008 included in the Form 10-K. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Going concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at March 31, 2009, the Company has incurred losses of $6,270,419 since inception and had a working capital deficiency of $240,649. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

NOTE 2 – DUE TO RELATED PARTIES

At March 31, 2009, the Company had received advances from a company controlled by a significant shareholder totalling $66,200 (2008 - $66,200). The advances are secured by a general security interest in the assets of the Company and carry an interest rate of 12% per annum. During the quarter ended March 31, 2009, the Company incurred $1,959 (2008 – $1,975) in accrued interest on this balance. The total outstanding principal balance of $66,200 (2008 - $66,200) has been included in the convertible loans balance at year end (Note 3). Accrued interest of $23,988 has been included in accounts payable and accrued liabilities at year end.

At March 31, 2009, the Company had accounts payable of $35,072 (2008 - $35,072) owing to a company controlled by a significant shareholder. The balance has been included in accounts payable and accrued liabilities at year end. This amount is unsecured, non interest bearing and has not set terms for repayment.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 3 – CONVERTIBLE LOANS

At March 31, 2009, the Company had received advances from certain shareholders totaling $88,750 (2008 -$88,750), of which $66,200 (2008 - $66,200) was received from a company controlled by a significant shareholder. On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company accrued interest of $2,626 (2008 - $2,648) on the loans during the three months ended March 31, 2009.

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

As at March 31, 2009, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is currently in negotiations with the shareholders to settle the Loans.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Three Months Ended March 31, 2009 and 2008

Our net loss for the three months ended March 31, 2009 totaled $6,409. This compares with our net loss of $14,330 for the three months ended March 31, 2008. General and administrative expenses for the three months ended December 31, 2009 and 2008 were $3,667 and $11,333, respectively. The decrease in general and administrative expenses from 2008 to 2009 is mainly due to the constraints of available funds. The general and administrative in the three months ended March 31, 2009 consists of rent $3,584 (2008 - $4,529), bank charges $83 (2008 - $180), professional fees nil (2008 - $3,641), office fees nil (2008 - $2,983),

We incurred interest expense during the three months ended March 31, 2009 of $2,626 compared to $2,648 for the same period in 2008. The interest expense was incurred due to advances made by certain shareholders in the amount of $88,750. The Company entered into Convertible Loan Agreements (the “Loans”) with these shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest total of $23,988 on the Loans as at March 31, 2009. As of March 31, 2009 and the date of this report, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is in negotiations with the shareholders to settle the Loans.

The Company had no revenues for the quarter ended March 31, 2009.

January 1, 2007 to March 31, 2009

The company currently holds no producing assets and has no revenues.

The net loss for the period from January 1, 2007 to March 31, 2009 being the development stage totaled $115,254. Of the net loss 78% or $89,943 is attributed to general and administrative expenses. We incurred $23,988 or 21% of the total net loss due to interest expense on convertible loans made to certain shareholders. Amortization costs for the period were $1,074 or less than 1% of net loss.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $6,409 for the quarter ended March 31, 2009 and a net loss of $14,330 for the same period in 2008.

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

Item 4(T).   Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer who is also our Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Date: May 11, 2009	ALTUS EXPLORATIONS, INC
(Registrant)

By: /s/ Greg Thompson
Greg Thompson
Principal Executive Officer and
Principal Financial Officer