Form 10-Q
period 2009-09-30
ALTUS EXPLORATIONS INC
filed 2009-11-16
CIK 1165639

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2009, the registrant’s outstanding common stock consisted of 2,328,633 shares.

PART I.     FINANCIAL INFORMATION

Item 1.

Financial Statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Equipment, net	$543	$892

TOTAL ASSETS	$543	$892

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 2)	$161,820	$125,606
Convertible loans (Note 3)	88,750	88,750
Subscriptions received in advance (Note 4)	20,000	20,000
Total liabilities	270,570	234,356

Contingency and commitments (Notes 1 and 3)

Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized	2,329	2,329
2,328,633 shares issued and outstanding September 30, 2009 and December 31, 2008
Additional paid in capital	6,028,217	6,028,217
Deficit	(6,155,165)	(6,155,165)
Deficit accumulated during the development stage	(145,408)	(108,845)
Total stockholders' deficit	(270,027)	(233,464)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$543	$892

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					For the period from
					January 1, 2007 (date of
	Three months ended		Nine months ended		inception of the
	September 30,		September 30,		development stage) to
	2009	2008	2009	2008	September 30, 2009

Operating expenses
Depreciation	$116	$116	$349	$349	$1,307
Interest expense (Note 3)	2,684	2,677	7,965	7,988	29,327
General and administrative	6,380	9,354	28,246	43,580	114,522
Total operating expenses	(9,180)	(12,147)	(36,560)	(51,917)	(145,156)

Other items
Foreign exchange loss	-	(33)	(3)	(315)	(322)
Interest income	-	-	-	70	70
Total other items	-	(33)	(3)	(245)	(252)
Net loss	$(9,180)	$(12,180)	$(36,563)	$(52,162)	$(145,408)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,328,633	2,328,633	2,328,633	2,328,633

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended ,		For the period from
	September 30,		January 1, 2007 (date of
			inception of the
			development stage) to
	2009	2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,563)	$(52,162)	$(145,408)
Non-cash items:
Depreciation	349	349	1,307
Accrued interest on convertible loans	7,965	7,988	29,327
Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	28,249	24,853	90,111
Cash flows used in operating activities	-	(18,972)	(24,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advances	-	188	20,000
Subscriptions received in advance	-	10,000	1,000
Cash flows provided by financing activities	-	10,188	21,000

Decrease in cash	-	(8,784)	(5,060)
Cash, beginning	-	8,854	5,060

Cash, ending	$-	$70	$-

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NOTE 1 - BASIS OF PRESENTATION

Nature of Business and Continuance of Operations

Altus Explorations, Inc. (the “Company”) was incorporated in Nevada on November 2, 2001. The Company is engaged in the acquisition and exploration of oil and natural gas properties. The Company does not currently hold an interest in any oil and gas properties and as of January 1, 2007 commenced reporting as a development stage company.

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the year ended December 31, 2008 which was filed on April 14, 2009 with the U.S. Securities and Exchange Commission.

Going concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage are dependent upon its successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenue. There is no guarantee that the Company will be able to raise adequate equity financings or generate profitable operations. As at September 30, 2009, the Company has incurred losses of $6,300,573 since inception and had a working capital deficiency of $270,570. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Statement of Financial Accounting Standards (“SFAS”) 157-4 (“FSP SFAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued Financial Accounting Standard (“FAS”) No. 165 “Subsequent Events” (“FAS 165”).  FAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide

NOTE 1 – BASIS OF PRESENTATION (continued)

Recent Accounting Pronouncements (continued)

additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.  Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made.  This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009.  The adoption of FAS 165 did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” – a replacement of FASB Statement No. 162 (“SFAS 168”).  Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernment entities.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts.  SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels – authoritative and non-authoritative.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted.  The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Certain other recent accounting pronouncements have not been disclosed as they are not applicable to the Company.

NOTE 2 – DUE TO RELATED PARTIES

At September 30, 2009, the Company had received advances from a company controlled by a significant shareholder totaling $66,200 (2008 - $66,200), which has been included in convertible loans (Note 3). The advances are secured by a general security interest in the assets of the Company and carry an interest rate of 12% per annum. During the nine months ended September 30, 2009, the Company incurred $5,958 (2008 – $5,959) in accrued interest on this balance.. Total accrued interest of $29,327 has been included in accounts payable and accrued liabilities at  September 30, 2009.

At September 30, 2009, the Company had accounts payable of $35,072 (2008 - $35,072) owing to a company controlled by a significant shareholder. The balance has been included in accounts payable and accrued liabilities at  September 30, 2009. This amount is unsecured, non-interest bearing and has not set terms for repayment.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 3 – CONVERTIBLE LOANS

At September 30, 2009, the Company had received advances from certain shareholders totaling $88,750 (2008 - $88,750), of which $66,200 (2008 - $66,200) was received from a company controlled by a significant shareholder. On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company accrued interest of $7,965 (2008 - $7,988) on the Loans during the nine months ended September 30, 2009, of which $2,007 (2008 - $2,029) relates to the $22,550 Loan and $5,958 (2008 - $5,959) to the $66,200 Loan.

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

As at September 30, 2009, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is currently in negotiations with the shareholders to settle the Loans.

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

NOTE 5 – SUBSEQUENT EVENTS

Management evaluated events occurring between the end of the fiscal quarter, September 30, 2009 and November 13, 2009 when the financial statements were issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Nine Months Ended September 30, 2009 and 2008

Our net loss for the nine months ended September 30, 2009 totaled $36,563. This compares with our net loss of $52,162 for the nine months ended September 30, 2008.  General and administrative expenses for the nine months ended September 30, 2009 and 2008 were $28,246 and $43,580, respectively.  The decrease in general and administrative expenses from 2008 to 2009 is mainly due to the constraints of available funds. The general and administrative in the nine months ended September 30, 2009 consists of rent $11,601 (2008 - $11,855), bank charges $140 (2008 - $380), professional fees $15,599 (2008 - $23,606), office fees $nil (2008 - $5,944) and transfer agent and filing fees $906 (2008 - $1,795).

We incurred interest expense during the three months ended September 30, 2009 of $2,684 compared to $2,677 for the same period in 2008.  The interest expense was incurred due to advances made by certain shareholders in the amount of $88,750. The Company entered into Convertible Loan Agreements (the “Loans”) with these shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest total of $29,327 on the Loans as at September 30, 2009. As of September 30, 2009 and the date of this report, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is in negotiations with the shareholders to settle the Loans.

The Company had no revenues for the quarter ended September 30, 2009.

January 1, 2007 to September 30, 2009

The company currently holds no producing assets and has no revenues.

The net loss for the period from January 1, 2007 to September 30, 2009 being the development stage totaled $145,408. Of the net loss 79% or $114,522 is attributed to general and administrative expenses.  We incurred $29,327 or 20% of the total net loss due to interest expense on convertible loans made to certain shareholders.  Amortization costs for the period were $1,307 or less than 1% of net loss.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred a net loss of $9,180 for the quarter ended September 30, 2009 and a net loss of $12,180 for the same period in 2008.

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

As of September 30, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Date: November 13, 2009	ALTUS EXPLORATIONS, INC
(Registrant)

By: "Greg Thompson"
Greg Thompson
Principal Executive Officer and
Principal Financial Officer