Form 10-K
period 2009-12-31
ALTUS EXPLORATIONS INC
filed 2010-04-16
CIK 1165639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-31444

ALTUS EXPLORATIONS, INC.
(Name of small business issuer in its charter)

Nevada	98-0361119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11152 Westheimer RD. #854, Houston Texas	77042
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 713-703-8666

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 125(d) of the Exchange Act [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [ X ]   No [   ]

Registrant’s revenues for its most recent fiscal year were $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based on the average bid and asked prices as of April 7, 2008, was approximately $232.86.

The number of shares outstanding of the issuer’s common equity as of December 31, 2009, was 2,328,633 shares of common stock, par value par value $.001.

DOCUMENTS INCOPRORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2009.

Transitional Small Business Disclosure Format (Check one):   Yes [   ]   No [ X ]

Form 10-KSB

Table of Contents

Part	Item No.

I	1	Description of Business
	2	Description of Property
	3	Legal Proceedings
	4	Submission of Matters to a Vote of Security Holders
II	5	Market for Common Equity, Related Stockholder Matters and Purchase of Equity Securities
	6	Management’s Discussion and Analysis or Plan of Operation
	7	Financial Statements
	8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	8 A(T)	Controls and Procedures
	8 B	Other Information
III	9	Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act
	10	Executive Compensation
	11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	12	Certain Relationships and Related Transactions
	13	Exhibits
	14	Principal Accountant Fees and Services
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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

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

Item 1.	Description of Business. (cont’d…)

United States Natural Gas and Oil Industry (cont’d…)

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

Item 1.	Description of Business. (cont’d…)

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

  Our ability to secure financing to fund capital investments;

  Our ability to generate revenues; and

  Our ability to reduce exploration costs.

Item 1.	Description of Business. (cont’d…)

RISK FACTORS (cont’d…)

We have limited operating history and losses that we expect to continue into the future. (cont’d…)

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

Item 1.	Description of Business. (cont’d…)

RISK FACTORS (cont’d…)

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

Item 1.	Description of Business. (cont’d…)

RISK FACTORS (cont’d…)

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

Item 1.	Description of Business. (cont’d…)

RISK FACTORS (cont’d…)

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

Item 1.	Description of Business. (cont’d…)

RISK FACTORS (cont’d…)

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

Our principal offices are located at 11152 Westheimer RD. #854, Houston Texas, 77042. Our telephone number is 713-703-8666. During the fiscal years ended December 31, 2009 and 2008, we incurred total annual rent of $15,855 and $15,744, respectively.

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

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Purchase of Equity Securities

On January 13, 2003, our common stock received approval for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board under the symbol “ATUX”. As of May 29, 2007, our common shares were no longer quoted on the OTCBB. Afterwards, our common shares are traded on the Pink Sheets under the trading symbol “ALXP”. All prices are reported in U.S. dollars. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The Pink Sheets has a limited and sporadic trading market and does not constitute an established trading market. The high and low sales prices of the common stock as traded on the Pink Sheets for the calendar periods indicated are set out in the table below.

Year ended December 31		High	Low
2009	Fourth Quarter	$0.020	$0.003
	Third Quarter	0.030	0.001
	Second Quarter	0.001	0.001
	First Quarter	0.015	0.001

Year ended December 31		High	Low
2008	Fourth Quarter	$0.012	$0.01
	Third Quarter	0.017	0.010
	Second Quarter	0.017	0.010
	First Quarter	0.016	0.010

On December 31, 2009, the closing price for the common stock as traded on the Pink Sheets was $0.0115 per share.

As of December 31, 2009, there were 45 holders of record of our common stock. As of such date, 2,328,633 common shares were issued and outstanding.

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

For the twelve month period ended December 31, 2009, no shares were issued.

Item 6.	Management Discussion and Analysis and Plan of Operation.

Results of Operations

Twelve Months Ended December 31, 2009 and 2008

Our net loss for the twelve months ended December 31, 2009 totaled $83,757. This compares with our net loss of $70,492 for the twelve months ended December 31, 2008. General and administrative expenses for the twelve months ended December 31, 2009 and 2008 were $72,273 and $59,112, respectively. The primary components of general and administrative expenses for the first twelve months of 2009 are costs associated with accounting, legal and administrative contract labor and professional fees associated with being a public company. The increase in general and administrative expenses from 2008 to 2009 is mainly due to the increased accounting and legal fees $39,155 (2008- $34,360), rent $17,354 (2008- $15,744), office and administrative $12,416 (2008- $7,213), transfer agent and filing fees $3,348 (2008- $ 1,795).

We incurred interest expense during the year ended December 31, 2009 of $10,650, compared to $10,665 interest expense for the same period in 2008. The interest expense was incurred due to advances made by certain shareholders in the amount of $88,750. The Company entered into Convertible Loan Agreements (the “Loans”) with these shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest of $10,650 on the Loans during the year ended December 31, 2009. As of December 31, 2009 and the date of this report, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is in negotiations with the shareholders to settle the Loans.

The Company had no revenues for the year ended December 31, 2009.

January 1, 2007 to December 31, 2009

The company currently holds no producing assets and has no revenues.

The net loss for the period from January 1, 2007 to December 31, 2009 being the development stage totaled $192,602. Of the net loss 82% or $158,549 is attributed to general and administrative expenses. We incurred $32,012 or 17% of the total net loss due to interest expense on convertible loans made to certain shareholders. Amortization costs for the period were $1,424 or less than 1% of net loss.

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

Item 6.	Management Discussion and Analysis and Plan of Operation. (cont’d…)

Future Operations

Cash Requirements

During the twelve month period ending December 31, 2010, we project cash requirements of approximately $100,000 as we continue to restructure our activities. Our requirements are comprised of $35,000 for general and administrative costs primarily related to professional fees associated with being a public company; and $65,000 for our screening of potential oil and gas projects and sourcing of financing to fund economically viable projects identified in connection with our screening process.

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

Estimated Funding Required During the Twelve Month Period Ending December 31, 2010

Operating, general and administrative costs	$35,000
Exploration and development prospect identification and screening	$65,000
Total	$100,000

Product Research and Development

Our business plan is focused on the exploration and development of oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2010.

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

Item 6.	Management Discussion and Analysis and Plan of Operation. (cont’d…)

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $83,757 for the twelve months ended December 31, 2009 and a net loss of $70,492 for the same period in 2008.

The Company’ primary source of operating funds during 2009 has been advances from shareholders. The Company does not currently hold an interest in any oil and gas properties.

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

The financial statements of the Company for the year ended December 31, 2009 and from the period from January 1, 2007 to December 31, 2009 were audited by DMCL.

During the fiscal year ended December 31, 2009, the Company did not consult with DMCL regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter or event that was the subject of disagreement, as that term is defined in Item 304(a)(1)(v) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

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

As of December 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 8A(T).	Controls and Procedures. (cont’d…)

Management’s Report on Internal Control over Financial Reporting (cont’d…)

Evaluation of disclosure controls and procedures (cont’d…)

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

Directors and Executive Officers, Promoters and Control Persons

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Greg A. Thompson(1)	Director, President and Secretary	55	November 18, 2005 and re-appointed on January 12, 2009
David Whyte(2)	Director, President and Secretary	41	May 9, 2007
Dion Bukard(3)	Director	62	February 3, 2006
Yazmin Leyva(4)	Treasurer	32	August 16, 2006

(1)	Greg A. Thompson resigned as Director, President and Secretary of the Company on May 9, 2007 and was re- appointed on January 12, 2009.

(2)	David Whyte resigned as Director, President and Secretary on January 12, 2009

(3)	Dion Bukard resigned as Director of the Company on May 9, 2007.

(4)	Yazmin Leyva resigned as Treasurer of the Company on May 9, 2007.

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

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. (cont’d…)

Business Experience (cont’d…)

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

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. (cont’d…)

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act. (cont’d…)

Corporate Governance

The Board of Directors currently has no standing audit committee, compensation committee, or nominating committee.

Item 10.	Executive Compensation.

The following table summarizes the compensation of key executives during the last two complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	Securities Underlying Options / SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compensation
Greg Thompson(2) President, Secretary Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
David Whyte(3) President, Secretary, Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	$2,641	Nil	Nil	Nil	Nil

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

(3)	David Whyte became President, Secretary and Director on May 9, 2007 and resigned as President, Secretary and Director on January 12, 2009

Employment/Consulting Agreements

We have consulting agreements with certain former officers and directors to provide services to company as required at rates to be agreed.

Item 10.	Executive Compensation.

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

Item 10.	Executive Compensation. (cont’d…)

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

Stock Options/SAR Grants

During the year ended December 31, 2009, no options were granted to directors or executive officers. During the year ended December 31, 2004 we granted the following stock options to our current and former directors and executive officers:

Options/SAR Grants in Year-Ended December 31, 2004

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise Price ($/Share)	Expiration Date
Greg Thompson	100,000	2.31%	$0.425	November 19, 2014
Darrell Parlee	100,000	2.31%	$0.425	November 19, 2014
Milton Cox	1,175,000	27.17%	$0.425	November 19, 2014
Donald Sytsma	1,175,000	27.17%	$0.425	November 19, 2014
Bassam Nastat	1,175,000	27.17%	$0.425	November 19, 2014

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

There were no stock options exercised during the year ended December 31, 2009.

Item 10.	Executive Compensation. (cont’d…)

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

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Milton Cox 7227 Winchester Road, #258 Memphis, TN 38118 USA	326,434 (2)	14.02%
Bassam Nastat 5831 Winch Street Burnaby, BC V5B 2J4 Canada	225,430	9.68%
Greg A. Thompson 11123 Tupper Lake Drive Houston, TX 77042 USA	30,000	1.29%
Dion Burkard 2003 Charlotte Estates Drive Austin, TX 78744	Nil	nil
Sterling Management of Belize 5 Park Avenue Orange Walk Town Belize City, Belize	200,000	8.59%
David Whyte 2482 Edgemont Boulevard, North Vancouver, British Columbia	Nil	Nil
Directors and Officers as a group (1)	30,000	1.29%

(1)

Based on 2,328,633 shares outstanding as of December 31st, 2009 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

(2)	Of these shares, 46,434 are owned by CodeAmerica Investments, LLC, a company wholly owned by Mr. Cox.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Transactions with management and others

During the year ended December 31, 2009, the Company incurred consulting fees of $Nil (2008 - $2,641) which were charged by a former director of the Company. This amount has been included in general and administrative expenses for the year.

At December 31, 2009, the Company had received advances from a company controlled by a significant shareholder totaling $Nil (2008 - $66,200). The advances are secured by a general security interest in the assets of the Company and carry an interest rate of 12% per annum. During the year ended December 31, 2009, the Company incurred $7,944 (2008 - $7,944) in accrued interest on this balance. The total outstanding principal balance of $66,200 (2008 - $66,200) has been included in the convertible loans balance at year end. Accrued interest of $23,704 (2008 -$15,760) has been included in accounts payable and accrued liabilities at year end.

At December 31, 2009, the Company had accounts payable of $35,072 (2008 - $35,072) owing to a company controlled by a significant shareholder. The balance has been included in accounts payable and accrued liabilities at year end. This amount is unsecured, non interest bearing and has not set terms for repayment.

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

Dale Matheson Carr-Hilton Labonte LLP served as the Company’s independent auditors for the fiscal year ending December 31, 2009, and has been appointed by the Board to continue as the Company's independent auditor for the Company's fiscal year ending December 31, 2010.

The fees for services provided by Dale Matheson Carr-Hilton Labonte LLP and Malone & Bailey, PC to us in each of the fiscal years ended December 31, 2007, December 31, 2008 and December 31, 2009 were as follows:

Fees	2007	2008	2009
Audit fees	$13,000	$8,500	$10,000 (1)
Audit related fees	0	0	0
Tax fees	0	0	0
All other fees	0	0	0

(1)   Estimated

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).
3.2	Bylaws (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).
3.3	Certificate of Forward Stock Split filed with Nevada Secretary of State on November 6, 2003. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)
3.4	Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on February 2, 2004 . (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

Item 13.	Exhibits. (cont’d…)

(10)	Material Contracts
10.1	Convertible Loan Agreement between Altus Explorations Inc. and CodeAmerica Investments, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).
10.2	Convertible Loan Agreement between Altus Explorations Inc. and Paragon Capital, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).
10.3	Convertible Loan Agreement between Altus Explorations Inc. and DLS Energy Associates, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).
10.4	2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)
(31)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934
(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2010.

ALTUS EXPLORATIONS, INC.

By:  /s/ Greg Thompson
Greg Thompson
President and Principal Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date

By:	/s/ Greg Thompson Greg Thompson	President, Secretary, Principal Executive Officer, Principal Financial Officer and Director	April 10, 2010

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Altus Explorations, Inc.

We have audited the accompanying balance sheets of Altus Explorations, Inc. (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from January 1, 2007 (inception of Development stage) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of Altus Explorations, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from January 1, 2007 (inception of Development stage) to December 31, 2009 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 15, 2010

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash	$4,000	$-

Equipment, net	427	892

TOTAL ASSETS	$4,427	$892

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 3)	$212,898	$125,606
Convertible loans (Note 4)	88,750	88,750
Subscriptions received in advance (Note 5)	20,000	20,000
Total liabilities	321,648	234,356

Contingency and commitments (Notes 1 and 4)

Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized (2,328,633 shares issued and outstanding December 31, 2009 and 2008)	2,329	2,329
Additional paid in capital	6,028,217	6,028,217
Deficit	(6,155,165)	(6,155,165)
Deficit accumulated during the development stage	(192,602)	(108,845)
Total stockholders' deficit	(317,221)	(233,464)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,427	$892

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period from
			January 1, 2007 (date
	Year ended December 31,		of inception of the
			development stage) to
	2009	2008	December 31, 2009

Operating expenses
Depreciation	$465	$466	$1,423
Interest expense (Note 4)	10,650	10,665	32,012
General and administrative (Note 3)	72,274	59,112	158,550
Total operating expenses	(83,389)	(70,243)	(191,985)

Other items
Foreign exchange loss	(368)	319	(687)
Interest income	-	(70)	70
Total other items	(368)	249	(617)

Net loss	$(83,757)	$(70,492)	$(192,602)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,328,633	2,328,633

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
December 31, 2009

	Common stock		Additional	Accumulated deficit
			paid-in capital		Development
	Shares	Amount		Deficit	stage	Total

Balance, December 31, 2006	2,328,633	$2,329	$6,028,217	$(6,155,165)	$-	$(124,619)
Net loss	-	-	-	-	(38,353)	(38,353)
Balance, December 31, 2007	2,328,633	2,329	6,028,217	(6,155,165)	(38,353)	(162,972)
Net loss	-	-	-	-	(70,492)	(70,492)
Balance, December 31, 2008	2,328,633	2,329	6,028,217	(6,155,165)	(108,845)	(233,464)
Net loss	-	-	-	-	(83,757)	(83,757)

Balance, December 31, 2009	2,328,633	$2,329	$6,028,217	$(6,155,165)	$(192,602)	$(317,221)

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period from
			January 1, 2007 (date of
	Year ended	Year ended	inception of the
	December	December 31,	development stage) to
	31, 2009	2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,757)	$(70,492)	$(192,602)
Non-cash items:

Amortization	465	466	1,423
Accrued interest on convertible loans	10,650	10,665	32,012

Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	76,642	40,507	138,504
Cash flows provided by (used in) operating activities	4,000	(18,854)	(20,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loans	-	-	1,000
Subscriptions received in advance	-	10,000	20,000
Cash flows provided by financing activities	-	10,000	21,000

Change in cash	4,000	(8,854)	(1,060)
Cash, beginning	-	8,854	5,060

Cash, ending	$4,000	$-	$4,000

Cash paid for:

Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Altus Explorations, Inc. (the “Company”) was incorporated in the state of Nevada on November 2, 2001. The Company is currently seeking a new business venture.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. At December 31, 2009, the Company has not yet achieved profitable operations and has accumulated losses of $6,347,767 (2008 - $6,264,010) since its inception and has a working capital deficiency of $317,648 (2008 - $234,356). The continuation of the Company as a going concern and the ability of the Company to emerge from the Development stage are dependent upon management’s successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will require significant additional financial resources and will be dependent on future financings to funds its ongoing operations as well as other working capital requirements. There is no guarantee that management will be able to raise adequate equity financings or generate profits from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. Management is aware that material uncertainties exist, related to current economic conditions, which could cast a doubt about the Company’s ability to continue to finance its activities. It is to be expected that the Company may incur further losses in the Development of its business and there can be no assurance that any of these efforts will be successful.

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

Equipment

Equipment is recorded at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which is three years for computers.

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (cont’d…)

Impairment of Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value cost of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2009 and 2008, the Company had no components that would cause comprehensive income to be different than net loss.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Basic and Diluted Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the years presented, diluted loss per share is equal to basic loss per share as the affect of the computations are anti-dilutive.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable, convertible loans and subscriptions received in advance approximates their fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

Compensation cost related to share-based payments, such as stock options and employee stock purchase plans, are recognized in the financial statements based on the grant-date fair value of the award. The compensation cost associated with the issuance of stock options will be recognized over its vesting period based on the estimated grant-date fair value.

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to nonvested options. No options were granted or exercised during the years ended December 31, 2009 and 2008.

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statements defines two types of subsequent events: 1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The adoption had no material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of US authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on the Company’s results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 – DUE TO RELATED PARTIES

During the year ended December 31, 2009, the Company incurred consulting fees of $Nil (2007 - $2,641) which were charged by a former director of the Company. This amount has been included in general and administrative expenses for the year.

As at December 31, 2009, the Company had received advances from a company controlled by a significant shareholder totalling $66,200. The advances are secured by a general security interest in the assets of the Company and carry an interest rate of 12% per annum. During the year ended December 31, 2009, the Company incurred $7,944 (2008 - $7,944) in accrued interest on this balance. The total outstanding principal balance of $66,200 (2008 - $66,200) has been included in the convertible loans balance at December 31, 2009 (Note 4). Accrued interest of $23,704 (2008 - $15,760) has been included in accounts payable and accrued liabilities at year end.

At December 31, 2009, the Company had accounts payable of $35,072 (2008 - $35,072) owing to a company controlled by a significant shareholder. The balance has been included in accounts payable and accrued liabilities at December 31, 2009 and 2008. This amount is unsecured, non interest bearing and has not set terms for repayment.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 – CONVERTIBLE LOANS

As at December 31, 2009, the Company had received advances from certain shareholders totaling $88,750, of which $66,200 was received from a company controlled by a significant shareholder. On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

NOTE 4 – CONVERTIBLE LOANS (cont’d…)

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company recorded interest of $10,650 during the year ended December 31, 2009 (2008 - $10,665).

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

As at December 31, 2009, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is currently in negotiations with the shareholders to settle the outstanding principal and interest.

NOTE 5 – COMMON STOCK

During the year ended December 31, 2007, the Company affected a 20:1 reverse split of its issued and outstanding common stock. All share and per share balances have been retroactively restated to reflect the reverse split for all periods presented in these financial statements.

During the year ended December 31, 2007, the Company entered into a subscription agreement for the issuance of 2,000,000 common shares at a price of $0.005 per share and received $10,000 in advance. These shares have not been issued.

During the year ended December 31, 2008, the Company received an additional amount of $10,000 in advance for the issuance of 2,000,000 common shares at a price of $0.005 per share. These shares have also not been issued.

NOTE 6 – STOCK OPTION PLAN

During the year ended December 31, 2004, the Company established a stock option plan pursuant to which 274,152 common shares were reserved for issuance. During the year ended December 31, 2004, the Company granted 216,250 stock options to directors, executive officers and employees and recognized $222,199 in share-based compensation expense. The options have an exercise price of $0.02 and a term of 10 years. All options were vested as of December 30, 2005 and are outstanding as of December 31, 2009.

NOTE 7 – INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2008 - 34%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2009	2008

Non-capital loss carryforwards	$2,784,296	$2,710,724
Statutory tax reate	35%	35%
Effective tax rate	-	-

Deferred tax asset	974,503	948,753
Valuation allowance	(974,503)	(948,753)

Net deferred tax asset	$-	$-

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009

NOTE 7 – INCOME TAXES (cont’d…)

	2009	2008

Net loss before income taxes	$83,757	$70,492
Non-deductible items	(10,185)	(9,363)

	73,572	61,129
Statutory tax rate	35%	35%

Deferred tax asset	25,750	21,395
Change in valuation allowance	(25,750)	(21,395)

	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2009 and 2008. At December 31, 2009, the Company has net operating loss carryforwards, which expire commencing in 2011. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these audited financial statements. During this period, the Company did not have any material recognizable subsequent events.