Form 10-Q
period 2010-03-31
ALTUS EXPLORATIONS INC
filed 2010-05-20
CIK 1165639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from ___ to ___

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

Yes [X] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 20, 2010 the registrant’s outstanding common stock consisted of 2,328,633 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash	$80	$4,000

Equipment, net	310	427

TOTAL ASSETS	$390	$4,427

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities (Note 2)	$235,346	$212,898
Convertible loans (Note 3)	88,750	88,750
Subscriptions received in advance (Note 4)	20,000	20,000
Total liabilities	344,096	321,648

Contingency and commitments (Notes 1 and 3)

Stockholders’ Deficit
Common stock, $0.001 par value, 400,000,000 shares authorized 2,328,633 shares issued and outstanding March 31, 2010 and December 31, 2009	2,329	2,329
Additional paid in capital	6,028,217	6,028,217
Deficit	(6,155,165)	(6,155,165)
Deficit accumulated during the development stage	(219,087)	(192,602)
Total stockholders' deficit	(343,706)	(317,221)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$390	$4,427

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
			January 1, 2007 (date of
	Three month period ended March 31,		inception of the
			development stage) to
	2010	2009	March 31, 2010

Operating expenses
Amortization	$116	$116	$1,539
Interest expense (Note 3)	2,626	2,626	34,638
General and administrative	23,743	3,667	182,293
Total operating expenses	(26,485)	(6,409)	(218,470)

Other items
Foreign exchange loss	-	-	(687)
Interest income	-	-	70
Total other items	-	-	(617)

Net loss	$(26,485)	$(6,409)	$(219,087)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	2,328,633	2,328,633

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three month period ended March 31,		For the period from
			January 1, 2007 (date of
			inception of the
			development stage) to
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,485)	$(6,409)	$(219,087)
Non-cash items:

Amortization	116	116	1,539
Accrued interest on convertible loans	2,626	2,626	34,638

Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	19,823	3,667	158,327

Cash flows used in operating activities	(3,920)	-	(24,583)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)
CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loans	-	-	1,000
Subscriptions received in advance	-	-	20,000
Cash flows provided by financing activities	-	-	21,000

Change in cash	(3,920)	-	(4,980)

Cash, beginning	4,000	-	5,060

Cash, ending	$80	$-	$80

Cash paid for:

Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Altus Explorations, Inc. (“the Company”) was incorporated in Nevada on November 2, 2001. The Company is currently seeking a new business venture.

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments, consisting only normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 10-K for the year ended December 31, 2009 which was filed on April 16, 2010, with the U.S. Securities and Exchange Commission.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at March 31, 2010, the Company has not yet achieved profitable operations and has accumulated losses of $6,374,252 since inception and had a working capital deficiency of $344,016. The continuation of the Company as going concern and the ability of the Company to emerge from the Development stage are dependent upon management’s successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will require significant additional financial resources and will be dependent on future financings to funds its ongoing operations as well as other working capital requirements. There is no guarantee that management will be able to raise adequate equity financings or generate profits from operations. These factors raise substantial double regarding the Company’s ability to continue as a going concern.

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

NOTES 2 - DUE TO RELATED PARTIES

As at March 31, 2010, the Company had received advances from a company controlled by a significant shareholder totaling $66,200 (December 31, 2009 - $66,200). The advances are secured by a general security interest in the assets of the Company and carry an interest rate of 12% per annum. During the three months ended March 31, 2010, the Company incurred $1,959 (2009 – $1,959) in accrued interest on this balance. The total outstanding principal balance of $66,200 (December 31, 2009 - $66,200) has been included in the convertible loans balance at March 31, 2010 (Note 3). Total accrued interest of $34,638 has been included in accounts payable and accrued liabilities at March 31, 2010.

At March 31, 2010, the Company had accounts payable of $35,072 (December 31, 2009 - $35,072) owing to a company controlled by a significant shareholder. The balance has been included in accounts payable and accrued liabilities at March 31, 2010. This amount is unsecured, non interest bearing and has not set terms for repayment.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 3 – CONVERTIBLE LOANS

At March 31, 2010, the Company had received advances from certain shareholders totaling $88,750 (December 31, 2009 - $88,750), of which $66,200 (December 31, 2009 - $66,200) was received from a company controlled by a significant shareholder (Note 2). On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company accrued interest of $2,626 (2009 - $2,626) on the loans during the three months ended March 31, 2010, of which $667 (2009 - $667) relates to the $22,550 Loan and $1,959 (2009 - $1,959) to the $66,200 Loan.

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

As at March 31, 2010, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company.

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

Results of Operations

Three Months Ended March 31, 2010 and 2009

Our net loss for the three months ended March 31, 2010 totaled $26,485. This compares with our net loss of $6,409 for the three months ended March 31, 2009. General and administrative expenses for the three months ended March 31, 2010 and 2009 were $23,743 and $3,667, respectively. The increase in general and administrative expenses from 2009 to 2010 is mainly due to the professional fees. The general and administrative in the three months ended March 31, 2010 consists of rent $4,324 (2009 - $3,584), bank charges $1,251 (2009 - $83), professional fees $11,336 (2009 - $nil), filing fees $3,950 (2009 - $Nil) and office fees $2,882 (2009 - $nil), We incurred interest expense during the three months ended March 31, 2010 of $2,626 compared to $2,626 for the same period in 2009. The interest expense was incurred due to advances made by certain shareholders in the amount of $88,750. The Company entered into Convertible Loan Agreements (the “Loans”) with these shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest total of $34,638 on the Loans as at March 31, 2010. As of March 31, 2010 and the date of this report, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company. The Company is in negotiations with the shareholders to settle the Loans.

The Company had no revenues for the quarter ended March 31, 2010.

January 1, 2007 to March 31, 2010

The Company currently holds no producing assets and has no revenues.

The net loss for the period from January 1, 2007 to March 31, 2010 being the development stage totaled $219,087. Of the net loss 83% or $182,293 is attributed to general and administrative expenses. We incurred $34,638 or 16% of the total net loss due to interest expense on convertible loans made to certain shareholders. Amortization costs for the period were $1,539 or less than 1% of net loss.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $26,485 for the quarter ended March 31, 2010 and a net loss of $6,409 for the same period in 2009.

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

As of March 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Principal Financial Officer in connection with the audit of our financial statements as of December 31, 2009 and communicated the matters to our management.

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

Date: May 20, 2010		ALTUS EXPLORATIONS, INC
(Registrant)

	By:	/s/ Greg Thompson
Greg Thompson
Principal Executive Officer and
Principal Financial Officer