Form 10-Q
period 2010-06-30
Canadian Tactical Training Academy Inc.
filed 2011-12-19
CIK 1165639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             For the transition period from _________ to __________

                                    001-31444
                            (Commission File Number)

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FOMERLY ALTUS EXPLORATIONS, INC.)
             (Exact name of registrant as specified in its charter)

          Nevada                                                  98-0361119
(State or other jurisdiction                                    (IRS Employer
     of incorporation)                                       Identification No.)

                          7000 Cote de Liesse, Suite #8
                                Montreal, Quebec
                                 Canada, H4T 1E7
                    (Address of principal executive offices)

                                  514-373-8411
                (Issuer's telephone number, including area code)


                            Altus Explorations, Inc.
                        Suite 308 - 5868 Westheimer Road,
                              Houston, Texas 77057
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 14, 2011 the registrant's outstanding common stock consisted of 202,328,633 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FORMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                         June 30,           December 31,
                                                                           2010                 2009
                                                                        ----------           ----------
                                                                       (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                  $       78           $    4,000
  Equipment                                                                    194                  427
                                                                        ----------           ----------

      TOTAL ASSETS                                                      $      272           $    4,427
                                                                        ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities (Notes 2 and 5)              $  253,947           $  212,898
  Convertible loans (Notes 3 and 5)                                         88,750               88,750
  Subscriptions received in advance (Note 4)                                20,000               20,000
                                                                        ----------           ----------
      TOTAL LIABILITIES                                                    362,697              321,648
                                                                        ----------           ----------

Contingency and commitments (Notes 1 and 3)
Subsequent events (Note 5)

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value, 40,000,000 shares authorized               2,329                2,329
   2,328,633 shares issued and outstanding June 30, 2010
   and 2,328,633 shares December 31, 2009
  Additional paid in capital                                             6,028,217            6,028,217
  Deficit                                                               (6,155,165)          (6,155,165)
  Deficit accumulated during the development stage                        (237,806)            (192,602)
                                                                        ----------           ----------
      TOTAL STOCKHOLDERS' DEFICIT                                         (362,425)            (317,221)
                                                                        ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $      272           $    4,427
                                                                        ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FORMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     For the period from
                                                                                                       January 1, 2007
                                                                                                     (date of inception
                                                                                                      of the development
                                                                                                          stage) to
                                       Three months ended June 30,   Six month period ended June 30,      June 30,
                                          2010            2009             2010           2009              2010
                                       ----------      ----------       ----------     ----------        ----------
OPERATING EXPENSES
  Amortization                         $      116      $      116       $      233     $      233        $    1,656
  Interest expense (Note 3)                 2,655           2,655            5,281          5,281            37,293
  General and administrative               15,930          18,199           39,608         21,866           198,158
                                       ----------      ----------       ----------     ----------        ----------
TOTAL OPERATING EXPENSES                  (18,701)        (20,970)         (45,122)       (27,380)         (237,107)
                                       ----------      ----------       ----------     ----------        ----------
OTHER ITEMS
  Foreign exchange loss                       (18)             (3)             (82)            (3)             (769)
  Interest income                              --              --               --             --                70
                                       ----------      ----------       ----------     ----------        ----------
TOTAL OTHER ITEMS                             (18)             (3)             (82)            (3)             (699)
                                       ----------      ----------       ----------     ----------        ----------

NET LOSS                               $  (18,719)     $  (20,973)      $  (45,204)    $  (27,383)       $ (237,806)
                                       ==========      ==========       ==========     ==========        ==========
Net loss per share:
 Basic and diluted                     $    (0.01)     $    (0.01)      $    (0.02)    $    (0.01)
                                       ----------      ----------       ----------     ----------
Weighted average shares outstanding:
 Basic and diluted                      2,328,633       2,328,633        2,328,633      2,328,633
                                       ----------      ----------       ----------     ----------


   The accompanying notes are an integral part of these financial statements.

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FORMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     For the period from
                                                                                                       January 1, 2007
                                                                                                     (date of inception
                                                                                                      of the development
                                                                                                          stage) to
                                                                Six months period ended June 30,           June 30,
                                                                   2010                 2009                 2010
                                                                ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $  (45,204)          $  (27,383)          $ (237,806)
  Non-cash items:
    Amortization                                                       233                  233                1,656
    Accrued interest on convertible loans                            5,281                5,281               37,293
  Changes in non-cash operating working capital items:
    Accounts payable and accrued liabilities                        35,768               21,869              174,272
                                                                ----------           ----------           ----------
           CASH FLOWS USED IN OPERATING ACTIVITIES                  (3,992)                  --              (24,585)
                                                                ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                 --                   --               (1,397)
                                                                ----------           ----------           ----------
           CASH FLOWS USED IN INVESTING ACTIVITIES                      --                   --               (1,397)
                                                                ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible loans                                                     --                   --                1,000
  Subscriptions received in advance                                     --                   --               20,000
                                                                ----------           ----------           ----------
           CASH FLOWS FROM FINANCING ACTIVITIES                         --                   --               21,000
                                                                ----------           ----------           ----------
Decrease in cash                                                    (3,922)                  --               (4,982)
Cash, beginning                                                      4,000                   --                5,060
                                                                ----------           ----------           ----------

CASH, ENDING                                                    $       78           $       --           $       78
                                                                ==========           ==========           ==========
CASH PAID FOR:
  Income taxes                                                  $       --           $       --           $       --
                                                                ----------           ----------           ----------
  Interest                                                      $       --           $       --           $       --
                                                                ----------           ----------           ----------


   The accompanying notes are an integral part of these financial statements.

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FOMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 1 - NATURE OF BUSINESS

NATURE OF BUSINESS

Altus Explorations, Inc. ("Altus" or the "Company") was incorporated in Nevada on November 2, 2001.

On October 1, 2010, Altus entered into a Share Exchange Agreement (the "Agreement") with UWD Unitas World Development Inc. ("UWD"), a privately held Canadian incorporated company. Pursuant to the Agreement, Altus issued 80,000,000 shares of common stock for the acquisition of 450 shares of common stock of The Canadian Tactical Training Academy Inc., representing 100% of the issued and outstanding shares of common stock, which were held by UWD. Further, Altus changed its name to Canadian Tactical Training Academy and increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock and then further from 250,000,000 to 450,000,000. Subsequent to June 30, 2010, the Company assumed the business Canadian Tactical Training Academy, which is the training of law enforcement, security, investigation and protection for officers and individuals.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Management has evaluated events occurring between the end of the six months period ended June 30, 2010 to the date when the financial statements were issued.

NOTES 2 - DUE TO RELATED PARTIES

As at June 30, 2010, the Company had received advances from a company controlled by a significant shareholder totaling $66,200 (December 31, 2009 - $66,200). The advances are secured by a general security interest in the assets of the Company and carry an interest rate of 12% per annum. During the six months ended June 30, 2010, the Company incurred $3,939 (2009 - $3,939) in accrued interest on this balance. The total outstanding principal balance of $66,200 (December 31, 2009 - $66,200) has been included in the convertible loans balance at June 30, 2010 and December 31, 2009 (Note 3). Total accrued interest of $37,293 has been included in accounts payable and accrued liabilities at June 30, 2010.

At June 30, 2010, the Company had accounts payable of $35,072 (December 31, 2009
- $35,072) owing to a company controlled by a significant shareholder. The balance has been included in accounts payable and accrued liabilities at June 30, 2010 and December 31, 2009. This amount is unsecured, non- interest bearing and has not set terms for repayment.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FOMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 3 - CONVERTIBLE LOANS

At June 30, 2010, the Company had received advances from certain shareholders totaling $88,750 (December 31, 2009 - $88,750), of which $66,200 (December 31,
2009 - $66,200) was received from a company controlled by a significant shareholder (Note 2). On March 8, 2007, the Company entered into Convertible Loan Agreements (the "Loans") with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company accrued interest of $5,281 (2009 - $5,281) on the loans during the six months ended June 30, 2010, of which $1,342 (2009 - $1,342) relates to the $22,550 Loan and $3,939 (2009 - $3,939) to the $66,200 Loan.

The Loans are convertible at the shareholders' option into common stock at the lower of ten day average common share price immediately preceding the date of the Loans or the ten day average common share price immediately preceding the date that a Lender provides Notice of Conversion to the Company, but in no circumstance at a conversion rate of less than $0.001 per common share. The Loans are secured by the assets of the Company, and provide that in the occurrence of certain events the Loans' maturities are accelerated. The Company may prepay the Loans at anytime without penalty or bonus.

The ten day average share price immediately preceding the date of the Loans was equal to the share price on the agreement date. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded.

As at June 30, 2010, the Company has not repaid the Loans, nor have the shareholders' provided a Notice of Conversion to the Company. Subsequent to June 30, 2010, the Company settled a portion of the Loans through the issuance of shares of common stock (Note 5).

NOTE 4 - COMMON STOCK

The Company entered into a subscription agreement for the issuance of 2,000,000 shares of common stock at a price of $0.005 per share in December 2007 and received $10,000 in advance. During the year ended December 31, 2008, the Company received an additional $10,000 in advance for the issuance of an additional 2,000,000 shares of common stock at a price of $0.005 per share. To June 30, 2010, these shares of common stock have not been issued.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent   to  June  30,  2010,   the  Company   entered  into  the  following
transactions:

a) On July 1, 2010, the Company entered into a convertible loan agreement with a related party, which converted $35,072 of accounts payable into a loan. The loan bears interest at 12% per annum payable in arrears upon the maturity of the loan on June 30, 2015.

     The loan is convertible at the lenders' option into common stock at the lower of ten day average common share price immediately preceding the date of the loan or the ten day average common share price immediately preceding the date that the lender provides Notice of Conversion to the Company, but in no circumstance at a conversion rate of less than $0.001 per common share. The

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FOMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 5 - SUBSEQUENT EVENTS (cont'd.)

a) (cont'd.)

     loan is secured by the assets of the Company, and provides that in the occurrence of certain events the loan's maturity is accelerated. The Company may prepay the loan at anytime without penalty or bonus.

b) On September 8, 2010, the Company entered into a convertible loan agreement which converted $52,781 of accounts payable into a loan. The loan bears interest at 12% per annum payable in arrears upon the maturity of the loan on September 7, 2015.

     The loan is convertible at the lenders' option into common shares at a conversion rate of $0.001 per common share. The loan is secured by the assets of the Company and provides that in the occurrence of certain events the loan's maturity is accelerated. The Company may prepay the loan at anytime without penalty or bonus.

     On October 21, 2010, the Company issued 40,000,000 shares of common stock to settle the loan and the lender waived $12,781.

c)   On October 21, 2010, the Company issued the following common shares:

     *    80,000,000 shares of common stock pursuant to the Agreement (Note 1);

     * 71,000,000 shares of common stock to settle a Loan in the amount of $54,050 and $17,296 in accrued interest. The shareholder waived $346 in accrued interest; and

     * 9,000,000 shares of common stock to settle a Loan in the amount of $7,300 and $3,074 in accrued interest. The shareholder waived $1,374 in accrued interest.

d) The Company was released from $39,793 in debt of which $30,890 was included in accounts payable and accrued liabilities at June 30, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Our net loss for the three months ended June 30, 2010 totaled $18,719. This compares with our net loss of $20,973 for the three months ended June 30, 2009. General and administrative expenses for the three months ended June 30, 2010 and 2009 were $15,930 and $18,199, respectively. The increase in general and administrative expenses from 2009 to 2010 is mainly due to the professional fees. The general and administrative in the three months ended June 30, 2010 consists of rent $4,377 (2009 - $3,915), bank charges $1,987 (2009 - $88), professional fees $2,989 (2009 - $13,289),  filing fees $3,659 (2009 - $907) and office fees $2,918 (2009 - $Nil).

We incurred interest expense during the three months ended June 30, 2010 of $2,655 compared to $2,655 for the same period in 2009. The interest expense was incurred due to advances made by certain shareholders in the amount of $88,750. The Company entered into Convertible Loan Agreements (the "Loans") with these shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest total of $37,293 on the Loans as at June 30, 2010.

On July 1, 2010, the Company entered into a convertible loan agreement with a related party, which converted $35,072 of accounts payable into a loan. The loan bears interest at 12% per annum payable in arrears upon the maturity of the loan on June 30, 2015. The loan is convertible at the lenders' option into common stock at the lower of ten day average common share price immediately preceding the date of the loan or the ten day average common share price immediately preceding the date that the lender provides Notice of Conversion to the Company, but in no circumstance at a conversion rate of less than $0.001 per common share. The loan is secured by the assets of the Company, and provides that in the occurrence of certain events the loan's maturity is accelerated. The Company may prepay the loan at anytime without penalty or bonus.

On September 8, 2010, the Company entered into a convertible loan agreement which converted $52,781 of accounts payable into a loan. The loan bears interest at 12% per annum payable in arrears upon the maturity of the loan on September 7, 2015. The loan is convertible at the lenders' option into common shares at a conversion rate of $0,001 per common share. The loan is secured by the assets of the Company and provides that in the occurrence of certain events the loan's maturity is accelerated. The Company may prepay the loan at anytime without penalty or bonus. On October 21, 2010, the Company issued 40,000,000 shares of common stock to settle the loan and the lender waived $12,781.

On October 21, 2010, the Company issued 80,000,000 shares of common stock pursuant to the Agreement (Note 1); 71,000,000 shares of common stock to settle a Loan in the amount of $54,050 and $17,296 in accrued interest. The shareholder waived $346 in accrued interest; and 9,000,000 shares of common stock to settle a Loan in the amount of $7,300 and $2,336 in accrued interest. The shareholder waived $636 in accrued interest. The Company was released from $39,793 in debt included in accounts payable and accrued liabilities at September 30, 2010.

The Company had no revenues for the quarter ended June 30, 2010.

JANUARY 1, 2007 TO JUNE 30, 2010

The Company currently holds no producing assets and has no revenues.

The net loss for the period from January 1, 2007 to June 30, 2010 being the development stage totaled $237,806. Of the net loss 83% or $198,158 is attributed to general and administrative expenses. We incurred $37,293 or 16% of the total net loss due to interest expense on convertible loans made to certain shareholders. Amortization costs for the period were $1,656 or less than 1% of net loss

LIQUIDITY AND CAPITAL RESOURCES

The Company is planning to expand its operations into Applied Security Technologies which will complement its training business. Research and development activities require substantial. If we are unsuccessful in obtaining financing and fail to achieve and sustain a profitable level of operations, we may be unable to fully implement our business plans or continue operations. Future financing through equity, debt or other sources could result in the dilution of Company equity, increase our liabilities, and/or restrict the future availability and use of cash resources. Additionally, there can be no assurance that adequate financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to execute our business plans, and will be required to scale back the pace and magnitude of our oil and gas prospects drilling and development initiatives. We also may not be able to meet our vendor and service provider obligations as they become due. In such event, we will be forced to cease our operations.

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve month period ending December 31, 2010, we project cash requirements of approximately $100,000 as we continue to restructure our activities. Our requirements are comprised of $65,000 for general and administrative costs primarily related to professional fees associated with being a public company; and $35,000 research and development for applied security technologies.

There are no assurances, however, that we will be able to raise sufficient financing to meet our needs in the future. In the event that we are unable to raise additional financing, and fail to generate significant operating cash flow, we will be required to modify our business plan accordingly. Should we raise funds through equity financing, debt financing, or other sources, it could result in dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment. Further, until we are able to raise additional capital, we expect to continue to be unprofitable.

Over the next twelve months we intend to use all available funds to continue our training operations and to begin research and development activities into applied security technologies. Our estimated funding needs for the next twelve months are summarized below:

        ESTIMATED FUNDING REQUIRED DURING THE TWELVE MONTH PERIOD ENDING
                               DECEMBER 31, 2010

Operating, general and administrative costs                             $ 65,000

Exploration and development prospect identification and screening       $ 35,000
                                                                        --------

TOTAL                                                                   $100,000
                                                                        ========

PRODUCT RESEARCH AND DEVELOPMENT

Our business plan is focused on continued international training of law enforcement officers and research and development activities into applied security technology devices.

The Canadian Tactical Training Academy is an educational organization devoted to the training of Law Enforcement, security, investigation, protection officers and all those who dedicate themselves to maintaining peace. The Academy also provides tailored security and safety-oriented civilian training at both the individual and/or corporate levels. We offer recognized tactical training programs of the highest level, as well as specialized programs for the fields of Intelligence and Investigation, Executive Protection and both Public and Private Security and Safety. Above and beyond the quality of its training programs, the strength of an academy resides in the competency and capabilities of its instructors. Our instructors are very carefully selected and have proven their superior skills in both the field and classroom before they are entrusted the guidance and professional development of our students. Our Mission is to facilitate professional training and operational objectives by offering the tools and guidance required to enhance careers and ensure the survival of its participants. CTTA offers specialized programs such as: Executive Protection, Investigation and Surveillance, Rapid Integrated Survival Kombat (RISK) System, Tactical Firearms, Handcuffing, Airport and Airline Security (IATA and ICAO standards), Ports Facilities and Maritime Security (ISPS Code), Basic SWAT Techniques, Corporate Safety Awareness, and much more. Our civilian training programs are recognized by numerous notable corporations, and our instructors are proud members of several prestigious law enforcement and security associations.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending December 31, 2010.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2010 EMPLOYEES

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

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $18,719 for the quarter ended June 30, 2010 and a net loss of $20,973 for the same period in 2009.

The Company' primary source of operating funds during 2009 has been advances from shareholders. The Company does not currently hold an interest in any oil and gas properties.

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

As of June 30, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

10.1     Share Exchange Agreement

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

Date: December 14, 2011                 CANADIAN TACTICAL TRAINING ACADEMY
                                        (Registrant)


                                        By: /s/ Jocelyn Moisan
                                            ------------------------------------
                                            Jocelyn Moisan
                                            President