Form 10-Q
period 2010-09-30
Canadian Tactical Training Academy Inc.
filed 2012-02-16
CIK 1165639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 14, 2012 the registrant's outstanding common stock consisted of 202,328,633 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FORMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                        September 30,          December 31,
                                                                            2010                   2009
                                                                        ------------           ------------
                                                                        (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                  $        511           $      4,000
  Equipment                                                                       78                    427
                                                                        ------------           ------------

      TOTAL ASSETS                                                      $        589           $      4,427
                                                                        ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities (Notes 2 and 5)              $    117,739           $    212,898
  Convertible loans (Notes 3 and 5)                                          102,472                 88,750
  Subscriptions received in advance (Note 4)                                  20,000                 20,000
                                                                        ------------           ------------
      TOTAL LIABILITIES                                                      240,211                321,648
                                                                        ------------           ------------
Contingency and commitments (Notes 1 and 3)
Subsequent events (Note 6)

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value, 40,000,000 shares authorized                 2,329                  2,329
   2,328,633 shares issued and outstanding September 30, 2010 and 2,328,633 shares December 31, 2009
  Obligation to issue shares  (Notes 3 and 6)                                 80,000                     --
  Additional paid in capital                                               6,059,430              6,028,217
  Deficit                                                                 (6,155,165)            (6,155,165)
  Deficit accumulated during the development stage                          (226,216)              (192,602)
                                                                        ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                           (239,622)              (317,221)
                                                                        ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $        589           $      4,427
                                                                        ============           ============


   The accompanying notes are an integral part of these financial statements.

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FORMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 For the period from
                                                                                                   January 1, 2007
                                                                                                (date of inception of
                                                                                                   the development
                                          Three months ended           Nine month period ended         stage) to
                                             September 30,                  September 30,            September 30,
                                          2010           2009            2010           2009             2010
                                       ----------     ----------      ----------     ----------       ----------
OPERATING EXPENSES
  Amortization                         $      116     $      116      $      349     $      349       $    1,772
  Interest expense (Note 3)                 2,904          2,684           8,185          7,965           40,197
  General and administrative                8,472          6,380          48,080         28,246          206,629
                                       ----------     ----------      ----------     ----------       ----------
TOTAL OPERATING EXPENSES                  (11,492)        (9,180)        (56,614)       (36,560)        (248,598)
                                       ----------     ----------      ----------     ----------       ----------
OTHER ITEMS
  Foreign exchange loss                        --             --             (82)            (3)            (769)
  Interest income                              --             --              --             --               70
  Gain on settlement of debt
   (Notes 3 and 5)                         23,081             --          23,081             --           23,081
                                       ----------     ----------      ----------     ----------       ----------
TOTAL OTHER ITEMS                          23,081             --          22,999             (3)          22,382
                                       ----------     ----------      ----------     ----------       ----------

NET INCOME (LOSS)                      $   11,590     $   (9,180)     $  (33,614)    $  (36,563)      $ (226,216)
                                       ==========     ==========      ==========     ==========       ==========
NET INCOME (LOSS) PER SHARE:
 Basic and diluted                     $     0.00     $    (0.00)     $    (0.00)    $    (0.02)
                                       ==========     ==========      ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic and diluted                      2,328,633      2,328,633       2,328,633      2,328,633
                                       ==========     ==========      ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FORMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     For the period from
                                                                                                       January 1, 2007
                                                                                                    (date of inception of
                                                                                                       the development
                                                                    Nine months period ended              stage) to
                                                                          September 30,                  September 30,
                                                                   2010                 2009                 2010
                                                                ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $  (33,614)          $  (36,563)          $ (226,216)
  Non-cash items:
    Amortization                                                       349                  349                1,772
    Accrued interest on convertible loans                            8,185                7,965               40,197
    Gain on settlement of debt                                     (23,081)                  --              (23,081)
  Changes in non-cash operating working capital items:
    Accounts payable and accrues liabilities                        44,672               28,249              183,176
                                                                ----------           ----------           ----------
           CASH FLOWS USED IN OPERATING ACTIVITIES                  (3,489)                  --              (24,152)
                                                                ----------           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                 --                   --               (1,397)
                                                                ----------           ----------           ----------
           CASH FLOWS USED IN INVESTING ACTIVITIES                      --                   --               (1,397)
                                                                ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible loans                                                     --                   --                1,000
  Subscriptions received in advance                                     --                   --               20,000
                                                                ----------           ----------           ----------
           CASH FLOWS FROM FINANCING ACTIVITIES                         --                   --               21,000
                                                                ----------           ----------           ----------
Decrease in cash                                                    (3,489)                  --               (4,549)
Cash, beginning                                                      4,000                   --                5,060
                                                                ----------           ----------           ----------

CASH, ENDING                                                    $      511           $       --           $      511
                                                                ==========           ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FOMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010


NOTE 1 - NATURE OF BUSINESS

Nature of Business

Altus Explorations, Inc. ("Altus" or the "Company") was incorporated in Nevada on November 2, 2001.

On October 1, 2010, Altus entered into a Share Exchange Agreement (the "Agreement") with UWD Unitas World Development Inc. ("UWD"), a privately held Canadian incorporated company. Pursuant to the Agreement, Altus issued 80,000,000 shares of common stock for the acquisition of 450 shares of common stock of The Canadian Tactical Training Academy Inc., representing 100% of the issued and outstanding shares of common stock, which were held by UWD. Further, Altus changed its name to Canadian Tactical Training Academy Inc. and increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock and then further from 250,000,000 to 450,000,000. Subsequent to September 30, 2010, the Company assumed the business Canadian Tactical Training Academy Inc., which is the training of law enforcement, security, investigation and protection for officers and individuals.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months
September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Management has evaluated events occurring between the end of the nine months period ended September 30, 2010 to the date when the financial statements were issued.

NOTES 2 - DUE TO RELATED PARTIES

As at September 30, 2010, the Company had received advances from a company controlled by a significant shareholder totaling $47,222 (December 31, 2009 - $66,200), which has been included in convertible loans (Note 3). The advances are secured by a general security interest in the assets of the Company and carry an interest rate of 12% per annum. During the nine months ended September 30, 2010, the Company incurred $6,105 (2009 - $7,965) in accrued interest. Total accrued interest of $12,518 (December 31, 2010 - $23,709) has been included in accounts payable and accrued liabilities at September 30, 2010.

At September 30, 2010, the Company had accounts payable of $Nil (December 31, 2010 - $35,072) owing to a company controlled by a significant shareholder. This amount is unsecured, non-interest bearing and has no set terms of repayment.

All related party transactions are measured at the exchange amount.

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FOMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010


NOTE 3 - CONVERTIBLE LOANS

At September 30, 2010, the Company has entered into Convertible Loan Agreements (the "Loans") for the following amounts:

     a) $12,150 (December 31, 2009 - $66,200) from a company controlled by a significant shareholder. During September 2010, the Company entered into a Cancellation of Debt agreement, Assignment of Note agreement and a Release and Settlement agreement whereby the Company agreed to issue 71,000,000 shares of common stock with a fair value of $71,000 in settlement of $54,050 in principal and $16,950 in accrued interest, The Company was released $346 in accrued interest which has been included in additional paid-in capital.
     b)   $15,250 (December 31, 2009 - $15,250) from a shareholder; and
     c) $Nil (December 31, 2009 - $7,300) from a shareholder. During September 2010, the Company entered into a Cancellation of Debt agreement, Assignment of Note agreement and a Release and Settlement agreement whereby the Company agreed to issue 9,000,000 shares of common stock with a fair value of $9,000 in settlement of $7,300 in principal and $1,700 in accrued interest. The Company was released from $1,374 in accrued interest, which has been included in additional paid-in capital.

Payment of all outstanding principal and interest in relation to these Loans were due in full on January 2, 2008.

The Company has also entered into the following Loans:

     a) $35,072 (December 31, 2010 - $Nil) which represents the conversion of accounts payable from a significant shareholder. Payment of all outstanding principal and interest are due in full by June 30, 2015; and
     b) $40,000 (December 31, 2010 - $Nil) which represents the conversion of accounts payable. The Company initially converted $52,781 of accounts payable and was then released from $12,781, which has been included in gain on settlement of debt on the statements of operations. Payment of all outstanding principal and interest are due in full by September 7, 2015. Subsequent to September 30, 2010, the Company entered into a Cancellation of Debt agreement and Assignment of Note agreement whereby the Company issued 40,000,000 shares of common stock in settlement of $40,000 in principal.

The Loans interest rates are 12% per annum payable in arrears and are due upon the maturity of the Loans. The Company accrued interest of $8,185 (2009 - $7,965) on the loans during the nine months ended September 30, 2010.

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

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                       (FOMERLY ALTUS EXPLORATIONS, INC.)
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010


NOTE 3 - CONVERTIBLE LOANS (CONT'D)

The ten day average share price immediately preceding the date of the Loans was equal to the share price on the agreement date. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded.

NOTE 4 - COMMON STOCK

The Company entered into a subscription agreement for the issuance of 2,000,000 shares of common stock at a price of $0.005 per share in December 2007 and received $10,000 in advance. During the year ended December 31, 2008, the Company received an additional $10,000 in advance for the issuance of an additional 2,000,000 shares of common stock at a price of $0.005 per share. To September 30, 2010, these shares of common stock have not been issued.

At September 30, 2010, included in obligation to issue shares is the following:

     (a) 71,000,000 shares of common stock to settle a Loan with a company controlled by a significant shareholder (Note 3); and
     (b)  9,000,000 shares of common stock to settle a Loan (Note 3).

NOTE 5 - SETTLEMENT OF DEBT

During the nine months ended September 30, 2010, the Company entered into agreements to settle accounts payable totaling $39,793, of which $29,493 was to a company controlled by a significant shareholder for no consideration. The gain on settlement of the amount due to a company controlled by a significant shareholder of $29,493 was recorded as additional paid in capital and the gain resulting from the other accounts payable of $10,300 was recorded in the statements of operations.

The Company also recorded a gain on settlement of debt of $14,155 in relation to certain Loans (Note 4).

NOTE 6 - SUBSEQUENT EVENTS

On October 21, 2010, the Company issued the following common shares:

     -    80,000,000  shares of common stock pursuant to the Agreement (Note 1);
          and
     -    120,000,000 shares of common stock to settle Loans (Notes 3 and 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Our net loss for the nine months ended September 30, 2010 totaled $33,614. This compares with our net loss of $36,560 for the nine months ended September 30, 2009. General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $48,079 and $28,246, respectively. The increase in general and administrative expenses from 2009 to 2010 is mainly due to filing fees and bank charges. The general and administrative in the nine months ended September 30, 2010 consists of rent $13,210 (2009 - $11,601), bank charges $3,173 (2009 - $140), professional fees $14,325 (2009 - $15,599), filing fees
$7,177 (2009 - $907) and office fees $10,195 (2009 - $Nil).

We incurred interest expense during the nine months ended September 30, 2010 of $8,185 compared to $7,965 for the same period in 2009. The Company entered into Convertible Loan Agreements (the "Loans") , of which certain matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. The Company entered into additional Loans for the conversion of accounts payable, during the nine months ended September 30, 2010. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest total of $19,826 on the Loans as at September 30, 2010.

On October 21, 2010, the Company issued 80,000,000 shares of common stock pursuant to the Agreement, 71,000,000 shares of common stock to settle a Loan in the amount of $54,050 and $16,950 in accrued interest; 9,000,000 shares of common stock to settle a Loan in the amount of $7,300 and $1,700 in accrued interest and 40,000,000 shares of common stock to settle a Loan in the amount of $40,000.

The Company had no revenues for the quarter ended September 30, 2010.

JANUARY 1, 2007 TO JUNE 30, 2010

The Company currently holds no producing assets and has no revenues.

The net loss for the period from January 1, 2007 to September 30, 2010 being the development stage totaled $226,216. Of the net loss 83% or $206,629 is attributed to general and administrative expenses. We incurred $40,197 or 16% of the total net loss due to interest expense on convertible loans. Amortization costs for the period were $1,772 or less than 1% of net loss

LIQUIDITY AND CAPITAL RESOURCES

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

           Estimated Funding Required During the Twelve Month Period
                            Ending December 31, 2010
                            ------------------------

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

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net profit of $11,590 for the quarter ended September 30, 2010 and a net loss of $9,180 for the same period in 2009.

The Company' primary source of operating funds during 2010 has been advances from shareholders. The Company does not currently hold an interest in any oil and gas properties.

There are no assurances that we will be able, over the next twelve months, to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder advances necessary to support Canadian Tactical Training Academy Inc.'s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Canadian Tactical Training Academy Inc. If adequate working capital is not available, Canadian Tactical Training Academy Inc. may be required to cease its operations.

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

As of September 30, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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


Date: February 14, 2012                 CANADIAN TACTICAL TRAINING ACADEMY
                                        (Registrant)


                                        By: /s/ Jocelyn Moisan
                                            ------------------------------------
                                            Jocelyn Moisan
                                            President