Form 10-K
period 2010-12-31
Canadian Tactical Training Academy Inc.
filed 2012-11-01
CIK 1165639

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2010
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

                [LOGO OF CANDIAN TACTICAL TRAINING ACADEMY INC.]


                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                 (Name of small business issuer in its charter)

           NEVADA                                                 98-0361119
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

7000 Chemin Cote de Liesse, Suite 8 Montreal, Quebec Canada        H4T 1E7
         (Address of principal executive offices)                 (Zip Code)

                                 (514) 373-8411
                            Issuer's telephone number

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

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [ X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 1, 2012 the registrant's outstanding common stock consisted of 250,828,633 shares.

                    CANADIAN TACTICAL TRAINING ACADEMEY INC.

                                    Form 10-K

                                     PART I

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP"). In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "CTTA" mean Canadian Tactical Training Academy Inc., unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

We were incorporated in the State of Nevada on November 2, 2001 under the name Altus Explorations Inc. (Altus) as a company engaged in the acquisition and exploration of oil and natural gas properties. The company has not been able to secure sufficient financing to act on oil and gas investment opportunities as they were identified. Therefore, we did very little business and showed very limited activity, with no profitability. In September 2010 we chose to enter the expanding field of training of peace and law enforcement officers as well as other professionals involved in the fields of security and safety oriented civilian training at both the individual and corporate levels. and entered into an agreement, in principle, to purchase Canadian Tactical Training Academy Inc. from UWD Unitas World Development Inc. ("UNITAS"), a private Canadian company. We refer to this asset purchase transaction as the Acquisition. On October 1, 2010, Altus entered into a Share Exchange Agreement (the "Agreement") with UWD Unitas World Development Inc. ("UWD"), a privately held Canadian incorporated company. Pursuant to the Agreement, Altus issued 80,000,000 shares of common stock for the acquisition of 450 shares of common stock of The Canadian Tactical Training Academy Inc., representing 100% of the issued and outstanding shares of common stock, which were held by UWD. Further, Altus changed its name to Canadian Tactical Training Academy Inc. and increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock and then further from 250,000,000 to 450,000,000. The Company assumed the business Canadian Tactical Training Academy Inc., which is the training of law enforcement, security, investigation and protection for officers and individuals.

As a result of the Acquisition, we now own CTTA and have the right to exploit, commercialize, and upgrade its training courses on a worldwide basis.

To reflect the nature of our new business, we changed our corporate name on November 4, 2010 from Altus Explorations Inc. to Canadian Tactical Training Academy Inc. Our principal executive offices are now located at 7000 Chemin Cote de Liesse, Suite 8, Montreal, Quebec, Canada H4T 1E7 and our telephone number is
(514) 373-8411.

ABOUT OUR CONTROLLING STOCKHOLDER

As a result of the Acquisition, and other transactions, UNITAS owns approximately 47..8 % of our issued and outstanding common stock (as of October 1, 2012).. UNITAS, formed in 2006, is an International Risk Management and Logistics firm whose safety-oriented, pro-active approach entails the special guidance and instruction of experienced professionals from various disciplines of both the public and private security worlds. UNITAS is a Canadian based leader in the international security spectrum, strategically founded to act as an umbrella organization for its sister companies, the Canadian Tactical Training Academy and Specialized Security and Investigation Services (SSIS). Its specialists have managed training programs as well as field security, protection and investigative operations on over fifty countries.

FIELD OF OPERATIONS AND CORPORATE MISSION

The CANADIAN TACTICAL TRAINING ACADEMY (CTTA) is an educational organization devoted to the training of Law Enforcement, security, investigation, protection officers and all those who dedicate themselves to maintaining peace. The Academy also provides tailored security and safety-oriented civilian training at both the individual and/or corporate levels.

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

Our Mission is to facilitate professional training and operational objectives by offering the tools and guidance required to enhance careers and ensure the survival of its participants. CTTA offers specialized programs such as:
Executive Protection, Investigation and Surveillance, Rapid Integrated Survival Kombat (RISK) System, Tactical Firearms, Handcuffing, Airport and Airline Security (IATA and ICAO standards), Ports Facilities and Maritime Security (ISPS
Code), Basic SWAT Techniques, Corporate Safety Awareness, and much more. Our civilian training programs are recognized by numerous notable corporations, and our instructors are proud members of several prestigious law enforcement and security associations.
OUR COURSES

                       INTERNATIONAL EXECUTIVE PROTECTION

The field of executive protection is considered in this day and age, to be a specialization in which the participants must be well trained, seasoned individuals. Although certain participants act alone on behalf of a private client, it is usually the charge of specialized units within private security and police services, or military personnel. This program offers the participants the opportunity to acquire the fundamentals of a personal protection, as well as the aspects related to the protection of individuals in foreign countries.

Clients include but are not limited to; Presidential Security Forces, Royal Protection, Diplomatic Protection, Public and Private Executive Protection.

Executive Protection Details: (7 DAYS)

     *    Threat assessment and risk management
     *    Advance work and convoy planning
     *    Protective escorts (1, 2, and multiple officers)
     *    Surveillance and counter-surveillance
     *    Defensive tactics for protection officers

Protective Driving Techniques: (3 DAYS)

     *    Defensive driving (accident avoidance)
     *    Offensive driving (ambush avoidance, ramming, J-turns)

Tactical Shooting for Protection Officers: (3 DAYS)

     *    Shooting from protective escort positions
     *    Engaging multiple targets
     *    Shooting from moving vehicles

          PRIVATE INTELLIGENCE, INVESTIGATIONS AND ELECTRONIC SECURITY

The Intelligence, Investigation and Electronic Security fields in today's world have greatly increased in complexity. The increase in cases of fraud and theft at the corporate level has resulted in an increase demand for quality trained private sector investigators to assist in the prevention and detection of these so called "victimless crimes". The goal of this program is to train our students at a level that surpasses today's standards ensuring a successful career as private sector investigators.

Clients include but are not limited to; Public and Private Security Forces, Petroleum Corporations, Financial Institutions, Insurance Corporations, Etc.

Investigative Officer: (7 DAYS)

     *    Interview and interrogations techniques
     *    Intelligence gathering
     *    Use of actionable intelligence
     *    Electronic counter-measures
     *    Ethical hacking
     *    Under-cover operations

Surveillance Techniques: (3 DAYS)

     *    Vehicle and foot surveillance techniques
     *    Counter-surveillance techniques
     *    Electronic surveillance
     *    Use of covert cameras
     *    Collection of field intelligence

               PHYSICAL SECURITY AND PROTECTION OF INFRASTRUCTURES

The protection of buildings and infrastructures is a field in which many security regulations are implemented. In the execution of their functions, a security officer must be able to identify potential risks related to the protection of people and property. They require the capability to prevent emergencies whenever possible but the ability to react quickly and professionally when an emergency presents itself. This programme aims to prepare the student to ensure the safety of people, property and information. It offers a solid overview of the changes having occurred in both the private and public security worlds during the last few years, allowing for a more realistic look at solutions that incorporate specific building codes and regulations and the use of appropriate security equipment when needed (electronic and mechanical).

Clients include but are not limited to; Public and Private Security Forces, Petroleum Corporations, Financial Institutions, Insurance Corporations, Etc.

Professional Security Manager: (7 DAYS)

     *    Managing security operations
     *    Terrorism and emergency installations
     *    Conducting vulnerability security audits
     *    Emergency measures and crisis intervention
     *    Emergency contingency planning

Security and Protection Operations: (3 DAYS)

     *    Access control and perimeter protection
     * Protecting high risk installations (pipelines, refineries, nuclear power plants)
     *    Vehicle and foot patrol techniques
     *    Crime prevention and counter-terrorism measures

                          AIRPORT AND AIRLINE SECURITY

Security forces play a very important role in emergency management as well as in the daily operations of any airport and/or airline. A safety department's ability to successfully deal with a crisis situation depends directly upon the preparedness of its officers. In this day and age, the field of airport and airline security is considered to be a specialization for which officers must combine both proper training and pertinent experience. Although some officers represent private entities, generally this is a service carried out under the supervision of a government entity. This training offers the participant the opportunity of acquiring the fundamental notions and necessary instruction from experts in the fields of Airport and Airline Protection, having operated both locally and internationally.

Clients include but are not limited to; Public and Private Security Forces, Airport Authorities, Airlines, Cargo Carriers, Etc.

Airport Security Operations: (7 DAYS)

     *    ICAO and IATA security standards
     *    Perimeter protection and access control
     * Protecting public areas (parking, ticket counters, restaurants, shops, restrooms, etc.)
     * Protecting restricted areas (lounges, restaurants, duty-free shops, Restrooms, etc.)
     *    Vehicle and pedestrian patrols, (public and restricted areas)

Airline Security Operations: (5 DAYS)

     *    ICAO and IATA security standards
     *    Passenger profiling
     *    Passenger and employee screening
     *    Dealing with unruly passengers
     *    Cargo, courier and mail security

                      PORT FACILITIES AND MARITIME SECURITY

The protection of port facilities and ships at sea is a growing concern, mainly because of the risks of piracy and/or terrorism. The ISPS Code introduced as an amendment to the SOLAS convention of 1974, is a perfect example of regulatory attempts to help the cause. Professionals working in this industry require specialized training regarding the safety and security of port facilities, and modern day understanding on how to best deal with issues such as the smuggling of Guns, Drugs, Money, Humans, and inevitably, Piracy towards vessels.

Clients include but are not limited to; Public and Private Security Forces, Port Authorities, Cruise-Liners, Cargo Vessel Fleet Operators, Etc.

Ports Facilities Security Officer: (7 DAYS)

     *    ISPS code standards and the IMO
     *    International jurisdiction and regulations
     *    Perimeter protection and access control
     * Protecting public and restricted areas (parking, ticket counters, container yards, etc.)
     *    Vehicle and pedestrian patrols, (public and restricted areas)

Ship Safety Officer: (5 DAYS)

     *    ISPS Code Standards and the IMO
     *    International jurisdiction and regulations
     *    On vessel protection methods
     *    Anti-piracy procedures and protocols
     *    Crisis intervention and counter-terrorism measures

                           HIGH RISK CONVOY PROTECTION

In this day and age, the High Risk Convoy Protection Industry is considered to be a specialization for which officers must combine both proper Security training and pertinent Transport experience. Although some High Risk Convoy Protection officers represent private security, police and/or military forces under special circumstances. This training offers the participant the opportunity of acquiring the fundamental notions and necessary instruction from experts in the fields of High Risk Convoy Protection and Specialized Escorts, having operated both locally and internationally.

Clients include but are not limited to; Public and Private Security Forces, Transport Authorities, Rail Road Authorities, Land Cargo Fleet Operators, Etc.

Protecting High Risk Convoys: (7 DAYS)

     *    Threat assessment and risk management
     *    Route surveys and convoy planning
     *    Protective escorts (1, 2, and multiple vehicles)
     *    Surveillance and counter-surveillance
     *    Driver coaching and guidance

Protective Driving Techniques: (3 DAYS)

     *    Defensive driving (accident avoidance)
     *    Offensive driving (ambush avoidance, ramming, J-turns)

Tactical Shooting for Convoy Protection Officers: (3 DAYS)

     *    Shooting from protective convoy positions
     *    Engaging multiple targets
     *    Shooting from moving vehicles

                          SPECIAL EVENTS AND OPERATIONS

Sometimes, law enforcement departments & the security industry can offer unusual challenges requiring specialized methods and tactics and it is important to be able to quickly and efficiently plan for these situations. The Special Events and Operations division has the necessary flexibility to offer specific solutions for any potential situation (local or international).

Clients include but are not limited to; Public and Private Security Forces, Police Special Forces, Presidential Security Forces, Special Event Security Forces, Riot Response Teams Etc.

Basic SWAT Operations: (7 DAYS)

     *    Hostage rescue tactics
     *    Tactical vehicle interceptions
     *    Stealth and dynamic room entries
     *    Active crime scene management
     * High risk perimeter protection (pipelines, refineries, nuclear power plants)

Special Event Security Management: (5 DAYS)

     *    Crowd control and riot management
     *    Access control and perimeter protection
     *    High profile VIP protection

Emergency Response Operations: (3 DAYS)

     *    Counter-terrorism measures and response
     * Protecting high risk installations (pipelines, refineries, nuclear power plants)
     *    High risk recovery operations (land, air and sea)
     *    Counter-piracy tactical measures

XTB (XTREME TACTICAL BATON)

     *    All Training can be tailored according to specific needs.

The XTB Baton Advantages over Other Impact Weapons

     1.   The certainty of the user's grip
     2.   The baton's speed of movement
     3.   The definite advantage of reach
     4.   The Dragon XTB baton's unique design
     5.   Natural balance and flow
     6.   The protection of the user's strong hand for blocking techniques
     7.   The simplicity of the techniques and ease of learning
     8.   The adoption of the Police Pressure Points System (PPPS)
     9.   Excellent for crowd control

Special Features of the Dragon XTB Quick Stick Baton

     [X]  Made of 100% virgin lightweight polycarbonate
     [X]  Force resistance of 5,200 lbs
     [X]  100% made in Canada & Lifetime guarantee

R.I.S.K. DT SYSTEM

Rapid Integrated Survival Kombat System

DEFENSIVE TACTICS (DT)

The R.I.S.K. System is a highly effective combat system specifically developed for law enforcement and security professionals. Based on human anatomy and biomechanics, its effectiveness is due to the simplicity of both instinctive as well as learned techniques. The objective of the R.I.S.K. Defensive Tactics System is to train the participant in the various aspects of physical confrontation so he can better defend himself in dealing with different types of aggressors (unarmed, armed), and restrain an uncooperative individual while performing an arrest.

This system prides itself in the effective use of recognized Use of Force Continuums in order to avoid unnecessary liability issues for both the officer and the department alike.

Participants will acquire skills involving but not restricted to;

     *    Defense against strikes
     *    Efficient striking techniques
     *    Restraint techniques
     *    Ground control & handcuffing
     *    Ground defense
     *    Defense against edged weapons
     *    Handgun & long gun disarming
     *    Intervention in confined areas

R.I.S.K. CQT SYSTEM

Rapid Integrated Survival Kombat System

CLOSE QUARTER TACTICS (CQT)

The R.I.S.K. System, Close Quarter Battle, is a highly effective combat system specifically developed for law enforcement, military and special intervention forces. Close Quarter Battle (CQB) or Close Quarter Combat (CQC) is a type of fighting in which small units engage the enemy with personal weapons at very short range, potentially to the point of hand-to-hand combat or fighting with hand weapons such as knives.

The objective of the R.I.S.K. CQB System is to train the participants in the various aspects of life and death confrontation so they can better defend themselves, individually or as part of a small team, when dealing with different types of dangerous aggressors, all the while successfully completing the operation at hand.

Participants will acquire skills involving but not restricted to;

     *    Unarmed survival combat.
     *    Transition from empty hands to handgun/long gun combat.
     *    Hand gun/long gun close combat techniques.
     *    Intervention in confined Areas.
     *    Defense against edged weapons.
     *    The use of a knife in combat.
     *    Ground combat with weapons.
     *    Handgun & long gun disarming.
     *    Small unit intervention.

COUNTER-TERRORISM

Seminars

According to the United States Federal Bureau of Investigations (FBI), TERRORISM is the unlawful use of force or violence against persons or property to intimidate or coerce a government, the civilian population or any segment there-of, in furtherance of political or social objectives.

The Counter-Terrorism seminars offer participants both general and more specific views on modern day terrorism. The objective is to shed light on terrorist groups and their methods and philosophies, so that Security and Law Enforcement professionals may identify the potential components and motivations at the source of a criminal act, and establish a concrete comparative between terrorist ideologies and preventative and protective measures within a given environment.

Participants will be better prepared to analyze the present risks within a given work environment and propose the appropriate defensive measures.

Participants will acquire skills involving but not restricted to;

     *    Definition and history of terrorism.
     *    Understanding terrorism.
     *    Terrorist groups and their signatures.
     *    Local, national and international terrorism.
     *    Psychological tools of the trade.
     *    Operational tools of the trade.
     *    Government legislation and terrorism.
     *    Terrorism and associated threats.
     *    Modern day tendencies.
     *    Societal consequences of terrorism.
     *    External influences on terrorism
     *    Statistical case studies
     * Territorial protection and the importance of ports of entry (air, maritime, land and railroad)
     * Threat assessments in regards to terrorism (specific operational environments)
     *    Implementation of the necessary counter measures.

                     CORPORATE SAFETY AND SECURITY TRAINING

Corporate Safety Awareness (3 hours)

The Corporate Safety Awareness Seminars are designed to prepare modern day members of any corporate structure to face today's ever growing security concerns. The objective of these seminars is to inform participants of the present day dangers related to the worlds of business intelligence and corporate espionage, theft of information, financial loss, brand protection, risk to public reputation, fraud and internal theft. All of which are deemed to be crucial issues affecting local and multi-national corporations in the global society we now operate within. It is a matter of identifying corporate vulnerabilities and portraying how best to address them.

Corporate Travel Safety Awareness (3 hours)

More and more corporate professionals in today's markets are faced with the reality of a global clientele and therefore the need to travel. The Corporate Travel Safety Awareness Seminars were designed to assist people in preparing safe and successful business trips by guiding them through the development of basic secure operational travel habits. Some destinations are vacation like, but others may be amongst the HIGH RISK ZONES of the world and although the reasons for which may vary, being prepared might save your life.

Customer Service Safety Awareness (3 hours)

Customer service has become nothing less than a science in the increasingly complex society we live in today. These Safety Awareness Seminars are designed to sensitize customer service employees and management alike, through interactive exercises in a familiar working environment. The objective is to create and promote safety oriented approaches to dealing with clients, both cooperative and/or hostile, while teaching participants how to enhance and maintain their safety by working together.

EMPLOYEES

At this time the Company has no full time employees. The new directors manage the company without compensation. Unitas, the controlling shareholder is providing office and support staff at no cost to the Company. The Company intends to enter into a Management, Staffing, and Facilities contract in the immediate future.

The directors are fulfilling the following roles:

JOCELYN MOISAN, PRESIDENT

Chair the Board of Directors mandated to direct all strategic planning of both local and international activities through the executive committee. Evaluate and negotiate the implementation of security based requirements for homeland and foreign, governmental and non-governmental clientele.

JOHN FARINACCIO, EXECUTIVE VICE-PRESIDENT

Steer all strategic planning of both local and international activities through the executive committee, oversee and advise the administrative and training directorates in their daily operations and Chair the Board of Directors in the absence of the President.

ANGELO M. MARINO, VICE-PRESIDENT OF OPERATIONS

Oversee all daily and special operations both locally and internationally regarding Training and Business Development. Manage operational strategy development, employee selection and discipline, project implementation and customer satisfaction.

PURCHASE OR SALE OF EQUIPMENT

We do not intend to purchase any significant equipment over the twelve months.

ITEM 1A. RISK FACTORS

RISK FACTORS ASSOCIATED WITH OUR BUSINESS

You should carefully consider the risks and uncertainties described below and the other information in this annual report. These are not the only risks we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

WE HAVE A LIMITED OPERATING HISTORY.

We have a limited operating history upon which an evaluation of our future prospects can be made. Our business history has been limited to oil and gas exploration and recently to the emerging field of training law enforcement personnel. Since inception, our operation has been generating losses and we cannot give assurances that we will be successful in generating profits in the future. We are regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject to. We cannot give assurances that we will be able to raise the financing necessary to maintain our current operation. Therefore, you may lose your entire investment in us.

BECAUSE WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES MAY INCREASE IN THE FUTURE, WE MUST BEGIN GENERATING A PROFIT FROM OUR OPERATIONS. IF WE DO NOT BEGIN GENERATING A PROFIT WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

We have never been profitable. At December 31, 2010 we had working capital deficit of $305,285.. If we do not obtain additional financing or begin generating revenues within the next year, we will have to reduce or suspend or operations. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your investment.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have no history of substantial revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.. Our company has a limited operating history and our success is significantly dependent on increased sales and new product offerings.

We will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to increase sales or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

BECAUSE OF THE EARLY STAGE OF DEVELOPMENT AND THE NATURE OF OUR BUSINESS, OUR SECURITIES ARE CONSIDERED HIGHLY SPECULATIVE.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development.. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

OUR CONTROLLING STOCKHOLDER HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS.

As of December 31, 2010 our controlling stockholder, UWD owned approximately 60% of our issued and outstanding common stock. As a result, UWD is able to significantly influence matters requiring approval of stockholders, including the election of directors and the determination of significant corporate actions. (As of October 1, 2012 UWD owned approximately 48% of our issued and outstanding common stock.)

BECAUSE THE MARKET FOR OUR COMMON STOCK IS LIMITED, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES OF COMMON STOCK.

There is currently a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "CTTG." As a result, you may not be able to resell your securities in open market transactions.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own real property. We rent our corporate offices and training facilities from UWD Unitas World Development Inc.., our major shareholder. UWD provides the Company with a fully furnished and secure office space, including a network of personal computers for a minimum of seven persons located at 7000 Chemin Cote de Liesse, Suite 8, Montreal, Quebec. UWD also provides printers, telephone system, e-mail system, Fax, photocopier, security system including video surveillance and recording system, storage space, fully equipped kitchen and eating area, meeting area, and cleaning services.. The cost of the above rental is CAD$36,000 per year which includes CAD$6000 for telephone equipment and services.

During the fiscal years ended December 31, 2010 and 2009, we incurred total annual rent of $20,492 and $15,855, respectively.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. Currently, we are not a party to any material legal proceeding or litigation, whether current or threatened, nor are any of our officers, directors or affiliates, a party adverse to us in any legal proceeding or litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 2010.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

In May 2003 we declared a stock split and seven additional shares of common stock were issued for each share of common stock outstanding. The additional shares were issues on May 12, 2003. As of that date and following the issuance of the stock, we had a total of 9,138,400 common shares issued and outstanding.

In February 2004 we declared a stock split and three additional shares of common stock were issued for each share of common stock outstanding. The additional shares were issues on February 23, 2004. As of that date and following the issuance of the stock, we had a total of 38,553,600 common shares issued and outstanding.

In May 2007 we declared a reverse stock split and each shares of common stock outstanding was replaced by one twentieth of a share of common stock. No fractional shares were issued. The reverse split took place on May 29, 2007. As of that date and following the reverse split of the stock, we had a total of 2,328,633 common shares issued and outstanding.

On October 21, 2010 we increased the authorized number of shares from 40,000,000 to 250,000,000.

On June 2, 2011 we increased the authorized number of shares from 250,000,000 to 450,000,000.

The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the OTC Bulletin Board for the fiscal years indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


Year ended December 31                                 High               Low
----------------------                                 ----               ---
2010      Fourth Quarter                             $ 0.10             $ 0.01
          Third Quarter                                0.011              0.011
          Second Quarter                               0.14               0.001
          First Quarter                              $ 0.051            $ 0.001

Year ended December 31                                 High               Low
----------------------                                 ----               ---
2009      Fourth Quarter                             $ 0.020            $ 0.003
          Third Quarter                                0.030              0.001
          Second Quarter                               0.001              0.001
          First Quarter                              $ 0.015            $ 0.001

On December 31, 2010, the closing price for the common stock as traded on the Pink Sheets was $0.05 per share.

As of December 31, 2010, there were 169 holders of record of our common stock. As of such date, 202,328,633 common shares were issued and outstanding.

TRANSFER AGENT

Our common shares are issued in registered form. The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone:
775.322.0626; Facsimile: 775.322.5623) is the registrar and transfer agent for our common shares. We have no other exchangeable securities.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors..

RECENT SALES OF UNREGISTERED SECURITIES

On October 21, 2010, the Company issued the following common shares:

     *    80,000,000  shares  of common  stock  pursuant  to the Share  Exchange
          Agreement
     *    120,000,000 shares of common stock to settle outstanding Loans

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Our net loss for the twelve months ended December 31, 2010 totalled $56,345. This compares with our net loss of $83,757 for the twelve months ended December 31, 2009. General and administrative expenses for the twelve months ended December 31, 2010 and 2009 were $77,203 and $72,274, respectively.

We incurred interest expense during the year ended December 31, 2010 of $11,405, compared to $10,650 interest expense for the same period in 2009.. The Company entered into Convertible Loan Agreements (the "Loans") with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.The Company entered into additional Loans for the conversion of accounts payable ,during the year ended December 31, 2010. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest of $10,004 on the Loans during the year ended December 31, 2010.

The Company had revenues for the year ended December 31, 2010 of $10,178.

JANUARY 1, 2007 TO DECEMBER 31, 2010

The net loss for the period from January 1, 2007 to December 31, 2010 being the development stage totalled $248,947.

LIQUIDITY AND CAPITAL RESOURCES

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve month period ending December 31, 2011, we project cash requirements of approximately $200,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated  Funding  Required  During the Twelve Month Period Ending December 31,
2011

Operating, general and administrative costs                             $215,000
Revenue                                                                   15,000
                                                                        --------

TOTAL                                                                   $200,000
                                                                        ========

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2011.

In order to grow our new business the directors of the company have prepared the following business plan. The Company and its directors intend to execute this plan as soon as possible.

1. INTERNATIONAL MARKETING

The expansion of a corporation on the international spectrum is never a simple feat. At CTTA, the task begins with a thorough market study identifying the general and specific needs and requirements of a given region of the world regarding both public and private security training. Once the needs are identified, the market is approached and penetrated through the use of a winning combination of strategic partnerships, select sales agents, business development consultants and local public and private sector influential business liaisons. Whether obligatory by law or not, CTTA calls upon the assistance of local professionals in a region to help fully understand the realities of the markets we wish to enter.

2. COURSE DEVELOPMENT AND CUSTOMIZATION

In order to increase business, the team at CTTA is constantly evaluating both local and international market needs and requirements through fieldwork and the physical analysis of actual and potential clients known to require services such as those we offer. In addition, by staying in tune with the current state of affairs around the world, the highly experienced team of trainers and pedagogy professionals are regularly developing new and better adapted programs to tailor to the issues being faced by industry professionals today. Whether it has to do with proper Use of Force according to modern day tolerances and regulations, or the precise tactics of specialized Intervention teams, our experts are up to date and constantly producing solutions that better protect both the officers and the public they serve.

3. MANAGEMENT DISCUSSION AND ANALYSIS

Developing a game plan for growth at CTTA during the next 12 to 24 months includes the exploration of evolving yet expanding local and international security markets. Due to the fact that our fields of expertise cover a wide range of both general and specific Law enforcement and Security training, the need for what we can bring to an industry in constant need of upgrades and advanced up-to-date techniques, is obvious.

The main challenge for CTTA arises because we will be venturing into unchartered waters regarding never before seen quantities of public and private security professionals, requiring internationally accepted training in the fields of Crowd Management, Riot Control, Crisis Intervention, Special Event Security Management, Physical Intervention and Defensive Tactics. Seeing that the needs involve a multitude of jurisdictions around the world, a second challenge becomes the adaptation of our intellectual property to the realities of a targeted region in terms of language, governmental laws and regulations, as well as social, religious and cultural tolerances.

Proper management of the projected growth will come through the extensive international experience of the board of directors and the administration team of CTTA. In addition, a Business Development division is being created involving top industry and parallel industry performers, who with the guidance of our new board of advisors including international players of different nationalities and cultural backgrounds will effectively approach our targeted markets with un-measureable success.

After an extensive study of global tendencies, although every area in our world has its basic and specific security needs, the markets that CTTA will be focussing on are the following;

A. BRAZIL

Security in Brazil will attain unprecedented levels of global importance due to the fact that this region of the world will be host to international events such as the Formula 1 race circuit, the 2014 World Cup soccer championships and the 2016 Olympic Games. CTTA will be working with Canadian government officials and local officials to encompass the specific training and management requirements presented to assist police, private security and military units in dealing with the increase in the need for public maintaining of order.

B. MIDDLE EAST (GULF)

In Tunisia, Egypt, Yemen, Bahrain, Syria a message to the world has already been sent, members of the population are taking to the streets in protest to voice their discontentment with government and the ruling class. The need for additional training in crowd control and effective intervention is clear. Improved security procedures stem from the adoption of both proven strategies and training, tailored to the specific realities of the environment in question.

CTTA has signed an MOU with a Kuwaiti partner projecting to begin training members of the National Police Force of Kuwait in the fall of 2011.. Negotiations are also underway for a similar project in Qatar.

C. CANADA AND USA

Although local activities involve the specialized training of security and law enforcement personnel in an apparently saturated market, the constant global evolution in the industry forces the need for improvement locally. In a nearly immeasurable global market involving Tens of Billions of dollars, be it in the fields of Counter-Piracy, Counter-Terrorism, Executive Protection, Preventative Patrol Techniques and/or Defensive Tactics, more than ever, North American Security and Law Enforcement Operatives are active around the world sharing their Knowledge and "Savoir Faire" with co-patriots as well as allied forces trying tO maintain peace and order.

A number of recognized Law Enforcement and Correctional Training Academies have already begun adopting CTTA programs into their curriculum.

MARKET AND COMPETITON

INDUSTRY OVERVIEW

Economic instability, social conflicts, terrorism threats and crime are a big part of today's world. Therefore, police and private security forces, along with corporations and individuals have to face a lot of challenges when it comes to safety. Being well trained is often a major key in order to adequately face these challenges. Whether it is about learning new ways of doing things or practicing fundamentals skills, the private security and law enforcement training corporations are more and more solicited..

A very good side of our industry is, apart for firearm and some other specialized training, there are no training corporations either in Canada or United States that can be considered as THE school to go to. Although there are some big schools in the USA, it's a fragmented market and there are a lot of small training academies. Therefore, acquiring or partner up with other training corporations becomes an easy way of growing up.

CTTA FIELD OF EXPERTISE

CTTA offers various training programs for law enforcement, private security and civilians such as:

     * TACTICAL TRAINING: Defensive Tactics, Pressure Points, Handcuffing, Baton, Firearms and more.
     *    BASIC TRAINING: Private security and investigation.
     * SPECIALIZED TRAINING: Executive Protection, Airport Security, Port Facilities Security, Crowd Control, Counter Terrorism and more.
     * CIVILIAN TRAINING: Corporate Safety Awareness, Street Survival and more.

Although CTTA is an international training academy, is primary market is North America. CTTA is composed by both American and Canadian directors and instructors, which gives a unique perspective for Law Enforcement training. United States is known to be very proactive with law enforcement training and Canada is known to be very strict with use of force and therefore, put prevention and de-escalation at first line. The synergy between the two countries gives amazing results and great training quality.

1. SECURITY MARKET ANALYSIS

Private law enforcement careers are rated among "the 30 best-paying fast-track careers".

     * Ontario employs approximately 70,000 private law enforcement professionals, versus 25,000 public police officers.
     * The US Bureau of Labor Statistics Reports Private Law Enforcement is projected to grow better than 20% by 2018.
     * The US Bureau of Labor Statistics reports the average income of a private investigator -with training- at $60,390.
     * Security directors, in the same report, average $77,000-$80,000 and security guards about $40,000.

LARGE INCREASE IN PRIVATE SECURITY PERSONNEL BETWEEN 2001 AND 2006

For many years, employment in the private security industry has exceeded that of public police officers (Chart 1). In 2006, this was the case for all provinces except Saskatchewan. There were about 102,000 private security personnel in Canada, compared to 68,000 police officers, representing about 3 private security personnel for every 2 police officers. Security guards made up 90% of private security personnel.

While the rate of both police officers and private security personnel per 100,000 population increased between 2001 and 2006, private security grew much faster, up 15% compared to 3% for police officers. The increase in private security personnel was due to the growth in the number of security guards.

CHART 1

LARGE INCREASE IN PRIVATE SECURITY BETWEEN 2001 AND 2006





  [CHART SHOWING THE LARGE INCREASE IN PRIVATE SECURITY BETWEEN 2001 AND 2006]






SOURCE: Statistics Canada, Census of Population.

Manitoba and Saskatchewan, which had the nation's highest crime rates, employed the most police per capita in 2006. Prince Edward Island and Newfoundland and Labrador, provinces with crime rates well below the national average, had the fewest number of police per capita.

Quebec reported the most security guards per capita among the provinces, while Alberta and Ontario had the most private investigators per capita.

COMPETITION:

Canada

* There are several small security and tactical training academies in Quebec and Ontario especially, though few of them offer as many programs as CTTA does.

Ontario has the best growing potential in Canada and the training industry is not big enough to answer the needs. CTTA is planning to develop in Ontario this year.

United States

* There are a lot of security and tactical training academies in the USA. There are some big names like Smith & Wesson Academy, Safariland Training Group and PPCT Management Systems to name a few, but the market is huge and still offers a lot of possibilities. Although often conservatives, Americans nowadays are more open to look for new training solutions.

GOVERNMENT REGULATIONS:

Canada

* Each province and one territory (Yukon) has regulations on place for the private security industry. In some of them, there are basic training requirements for the personnel. CTTA is currently working on to become a qualified academy to deliver that required training in Quebec and Ontario. As for the specialized training of law enforcement officers, there are many possibilities throughout Canada, but not in Quebec (provincial Police Act).

United States

* Each State has different standards to train peace and private security officers. CTTA is already operating with local partners both in the States of Louisiana and Florida and is looking to grow a lot in the USA in the next few years.

INTERNATIONAL MARKET:

There are a lot of possibilities worldwide. CTTA is already involved in projects development in the Middle East (Kuwait and Qatar) and in Brazil. Other countries have also showed their interest in CTTA.

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $56,345 for the twelve months ended December 31, 2010 and a net loss of $83,757 for the same period in 2009.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our balance sheet, the statements of operations and stockholders' equity, and the cash flows statements included elsewhere in this filing.

ITEM 8. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page.

ITEM 9. ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no independent accountant audit the financial statements for the year ended December 31, in accordance with Rule 3-11 of regulation S-X. The financial statements for the first three quarters of the year ended December 31, 2010 were reviewed by Dale Matheson Carr-Hilton Labonte LLP

ITEM 9(T). CONTROLS AND PROCEDURES

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

As of December 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur.

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

ITEM 9B. OTHER INFORMATION

No other information.

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name                     Position Held with our Company              Age        Date First Elected or Appointed
----                     ------------------------------              ---        -------------------------------
Greg A. Thompson(1)      Director, President, and Secretary          56           Nov., 2005 until Sept., 2010
Jocelyn Moisan           President                                   41           October 1, 2010
Angelo Marino            Secretary, Vice President                   40           October 1, 2010
John Farinaccio          Treasurer, Vice President                   36           October 1, 2010

----------
(1) Greg A. Thompson resigned as Director, President and Secretary of the Company on May 9, 2007 and was re- appointed on January 12, 2009.

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

JOCELYN MOISAN, PRESIDENT AND CEO

Known for his academic and tactical training, Jocelyn has trained over 4500 security, police and military personnel since 1991.

Active in security and protection for more than 25 years, he has managed and directed numerous security departments and has been involved in hundreds of local and international operations.

Mr. Moisan has conducted training programs all across North & Central America, Africa and the Middle East.

Jocelyn is specialized in special event management, crowd control and executive protection.

In 2004 Jocelyn was appointed International Instructor for Canada by the Monadnock Police Training Council. He is currently recognized as a Master Instructor by Safariland Training Group.

Developer of the Rapid Integrated Survival Kombat system (R.I.S.K.) Jocelyn holds a 4th Degree Black Belt in Can-Ryu Ju-jitsu under Professor Georges Sylvain.

Specialties

Defensives Tactics, Use of force, Officer Survival, Firearms, Police batons (expendable, PR-24 and Quickstick), Special Event Management, Port Facilities and Ship Safety and VIP Protection.

Vice-President, Specialized Security & Investigation Services (Ssis Inc.) 2008-Present

SSIS Inc. is a Montreal-based security and investigation agency. Government licensed, and fully bonded, the group is made up of specialists from both public and private sectors, who share a professional and proactive vision on protection. Our agency was born out of the need to fill the gap between low level security and law enforcement. Our operators possess hundreds of man-years of experience, an asset which makes it possible for SSIS to effectively respond to the majority of questions and safety concerns by individuals, corporations, or government entities.

ANGELO M. MARINO, SECRETARY AND VICE-PRESIDENT

Educated and certified in various North American institutions, the President and CEO of UNITAS WORLD completed a Bachelor of Science in Criminal Justice Administration and a Master of Science in Policing and Social Conflict. Possessing a strong and diversified background in both the public and private sectors of the security world, Mr. Marino's experience includes 23 years as a personal protection specialist having escorted clients to and from various Canadian, U.S., South American, European and African destinations, 17 years as a security and personal protection trainer, 10 years as director of a network of specialized security and protection operatives, 7 years as a municipal public safety officer, and 15 years as a protection officer specialized in the secure transport of high-risk cargo, including 5 years as coordinator of special operations.

Mr. Marino is considered to be one of Canada's most renowned Specialists and Master Instructors in the fields of Armoured and Non-Armoured High Risk Cargo Protection, Tactical Operations and Executive, Personal and Family Protection, having trained more than 4300 security, police and military personnel.

Having worked in over 40 countries to this date, Mr. Marino has created and directed a variety of training programs for numerous domestic and international security and Law Enforcement agencies, and has trained the presidential security details of two countries.

Angelo M. Marino was awarded the "Citizenship Achievement Award" for outstanding service to community and country, by the House of Commons in Canada.

Specialties

Executive VIP Protection,  Personal and Family  Protection,  Law Enforcement and
Security Training, Tactical Intervention, Specialized Tactical Training, Security Consulting and Advising, Security Audits and Evaluations, IATA and ICAO Standards.

CEO, Unitas World, January 2008- Present

UNITAS  WORLD  is  an   International   risk   management  and  logistics  firm,
stratigically founded to act as an umbrella corporation for its sister companies: The Canadian Tactical Training Academy, and Specialized Security & Investigation Services. Our specialists have managed training programs as well as field security, protection, and investigative operations in over fifty (50) countries.

Vice President, Specialized Security and Investigation Services (SSIS), January 2008- Present

SSIS Inc. is a Montreal-based security and investigation agency. Government licensed, and fully bonded, the group is made up of specialists from both public and private sectors, who share a professional and proactive vision on protection. Our agency was born out of the need to fill the gap between low level security and law enforcement. Our operators possess hundreds of man-years of experience, an asset which makes it possible for SSIS to effectively respond to the majority of questions and safety concerns by individuals, corporations, or government entities..

JOHN FARINACCIO, TREASURER AND VICE-PRESIDENT

John Farinaccio, a Certified Fraud Examiner, has over 17 years experience in investigations and intelligence gathering. In 1999 he founded The Canadian Private Investigators' Resource Centre (C.P.I.R.C.), and currently serves as the director of the largest Investigators' Network in Canada. John has both managed and lead investigation & undercover surveillance teams, and has spearheaded the development of Advance Reconnaissance Teams for international Protection Details; many in hostile areas of operations.

Aside from being an instructor in Investigation, Intelligence and Counter-Terrorism subjects, he is also a certified instructor in Monadnock PR-24 Police Baton, Monadnock Expandable Police Baton (MEB), Monadnock Defensive Tactics System (MDTS), Quick Stick Police Baton, amongst many others.

John has been called on by the media conducting interviews as an expert in the field of private sector investigations.

Specialties

Surveillance, Investigation, Counterintelligence, Personal Protection, Security Management, Countermeasures, Counterterrorism,

Fraud Investigation, Fraud Prevention

President, Specialized Security & Investigation Services (Ssis), 2008- Present

SSIS Inc. is a Montreal-based security and investigation agency. Government licensed, and fully bonded, the group is made up of specialists from both public and private sectors, who share a professional and proactive vision on protection. Our agency was born out of the need to fill the gap between low level security and law enforcement. Our operators possess hundreds of man-years of experience, an asset which makes it possible for SSIS to effectively respond to the majority of questions and safety concerns by individuals, corporations, or government entities.

Founder and Director, Canadian Private Investigators' Resource Centre, 1999-Present

In 1999, John founded The Canadian Private Investigators' Resource Centre (C.P.I.R.C.), and currently serves as the director of the largest Investigators' Network in Canada.

     *    Certified Fraud Examiner
     *    Association of Certified Fraud Examiners

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation of key executives during the last two complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                  Long Term Compensation(1)
                         -------------------------------      ------------------------------------
                                                                      Awards               Payouts
                                                              -------------------------    -------
                                                              Securities     Restricted
Name and                                      Other           Underlying       Stock
Principal                                     Annual          Options/SARs    Award(s)      LTIP        All Other
Position          Year   Salary   Bonus   Compensation(1)       Granted      Share Units   Payouts    Compensation
                  ----   ------   -----   ---------------       -------      -----------   -------    ------------
Greg Thompson(2)  2010    Nil     Nil         Nil                  Nil          Nil          Nil           Nil
President,        2009    Nil     Nil         Nil                  Nil          Nil          Nil           Nil
Secretary
Director

Jocelyn Moisan    2010    Nil     Nil         Nil                  Nil          Nil          Nil           Nil
President         2009    Nil     Nil         Nil                  Nil          Nil          Nil           Nil

Angelo Marino     2010    Nil     Nil         Nil                  Nil          Nil          Nil           Nil
Secretary and     2009    Nil     Nil         Nil                  Nil          Nil          Nil           Nil
Vice President

John Farinaccio   2010    Nil     Nil         Nil                  Nil          Nil          Nil           Nil
Treasurer and     2009    Nil     Nil         Nil                  Nil          Nil          Nil           Nil
Vice President

----------
(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.
(2) Greg Thompson became a director on November 18, 2005 and our president on February 1, 2006. Mr. Thompson resigned as the Company's director and president on May 9, 2007. Greg Thompson was reappointed President, Secretary and Director on January 12, 2009 and resigned effective September 30, 2010.

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

STOCK OPTIONS/SAR GRANTS

During the year ended December 31, 2010, no options were granted to directors or executive officers. During the year ended December 31, 2004 we granted the following stock options to our current and former directors and executive officers:

OPTIONS/SAR GRANTS IN YEAR-ENDED DECEMBER 31, 2004.

                 Number of Securities     % of Total Options/SARs
                Underlying Options/SARs   Granted to Employees in     Exercise Price
Name                  Granted (#)              Fiscal Year (1)          ($/Share)        Expiration Date
----                  -----------              ---------------          ---------        ---------------
Greg Thompson         100,000                     2.31%                 $0.425          November 19, 2014
Darrell Parlee        100,000                     2.31%                 $0.425          November 19, 2014
Milton Cox            1,175,000                   27.17%                $0.425          November 19, 2014
Donald Sytsma         1,175,000                   27.17%                $0.425          November 19, 2014
Bassam Nastat         1,175,000                   27.17%                $0.425          November 19, 2014

----------
(1) The denominator (of 4,325,000) was arrived at by calculating the net total number of new options awarded to directors, officers, employee and consultants during the year ended December 31, 2004.. There were 800,000 stock options granted to non-employees during the year ended December 31, 2004.

In anticipation of the adoption of FAS 123(R) for Altus's calendar year ending December 31, 2006, the Board of Directors approved the vesting of all issued and outstanding stock options issued under the 2004 Stock Option Plan as of December 30, 2005.

There were no stock options exercised during the year ended December 31, 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

                                          Amount and Nature of        Percentage
Name and Address of Beneficial Owner      Beneficial Ownership         of Class
------------------------------------      --------------------         --------
UWD Unitas World Development Inc.             120,000,000                59.3%
7000 Cote de Liesse Suite 8                  Common Shares
Montreal, Quebec

CHANGES IN CONTROL

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

As at December 31,  2010,  the Company had received  advances  from  significant
shareholders   totalling   $48,064  (2009-  nil).  These  loans  are  unsecured,
non-interest bearing and have no set terms for repayment.

As at December 31, 2010, the Company had made a loan to a significant shareholder of $14,430 (2009- nil). This loan is unsecured, non-interest bearing and has no set terms for repayment

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 10, 2007, Dale Matheson Carr-Hilton Labonte LLP, was engaged as our independent accountant. The change of accountant was approved by majority consent of the board of directors dated May 10, 2007. At the same meeting, the Board of Directors approved the dismissal of Malone & Bailey, PC as its independent accountant effective immediately. There were no disagreements between us and Malone & Bailey, PC on any matter of accounting principles or practices, financial statements disclosures or auditing scope and procedures. The former accountant?s report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty other than a going concern uncertainty, auditing scope or accounting principles. Prior to engaging the new accountant, we did not consult with them regarding any accounting or auditing concerns.The fees for services provided by Dale Matheson Carr-Hilton Labonte LLP and Malone & Bailey, PC to us in each of the fiscal years ended December 31, 2008, December 31, 2009 and December 31, 2010 were as follows:

FEES                                 2008              2009           2010
----                                 ----              ----           ----
Audit fees                         $8,500           $10,000          $7,350 (1)
Audit related fees                      0                 0               0
Tax fees                                0                 0               0
All other fees                          0                 0               0

----------
(1) Review of tranactions, financial statements, 10Q filings, and SOX 404(a), Management Assessment of Internal Controls over financial reports performed in 2012 for Q2 and Q3 2010.

ITEM 15. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

(3)      ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

3.2 Bylaws (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

3.3 Certificate of Forward Stock Split filed with Nevada Secretary of State on November 6, 2003. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

3.4 Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on February 2, 2004. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

3.5 Certificate of Amendment (Name Change) filed with the Nevada Secretary of State on November 4, 2010.

3.6 Certificate of Amendment to increase the number of authorized shares from 250,000,000 to 450,000,000) filed with the Nevada Secretary of State on June 2, 2011.

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

10.5     Share Exchange Agreement

(14)     CODE OF ETHICS

14.1 Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31) Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

(32) Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2012.

CANADIAN TACTICAL TRAINING ACADEMY INC.


By: /s/ Jocelyn Moisan
    ------------------------------------
    Jocelyn Moisan
    President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature                                       Title                 Date
---------                                       -----                 ----


By: /s/ Jocelyn Moisan                         President        October 31, 2012
    ------------------------------------
    Jocelyn Moisan

                    CANADIAN TACTICAL TRAINING ACADEMY INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          December 31,           December 31,
                                                                              2010                   2009
                                                                          ------------           ------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                    $      2,927           $      4,000
  Sales tax receivable                                                           5,380                     --
  Loans receivable (Note 3)                                                     14,430                     --
                                                                          ------------           ------------
      TOTAL CURRENT ASSETS                                                      22,737                  4,000
                                                                          ------------           ------------
Equipment, net (Note 2)                                                          2,975                    427
                                                                          ------------           ------------

                                                                          $     25,712           $      4,427
                                                                          ============           ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                $    200,461           $    212,898
  Convertible loans (Note 4)                                                    62,472                 88,750
  Loans payable (Note 3)                                                        48,064                     --
  Subscriptions received in advance (Note 5)                                    20,000                 20,000
                                                                          ------------           ------------
      TOTAL LIABILITIES                                                        330,997                321,648
                                                                          ------------           ------------
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value, 250,000,000 shares
   authorized 202,328,633 shares issued and outstanding
   (December 31,2009-2,328,633 shares issued and outstanding)                  202,329                  2,329
  Additional paid in capital                                                 5,980,431              6,028,217
  Deficit                                                                   (6,239,098)            (6,155,165)
  Deficit accumulated during the development stage                            (248,947)              (192,602)
                                                                          ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                             (305,285)              (317,221)
                                                                          ------------           ------------

                                                                          $     25,712           $      4,427
                                                                          ============           ============

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                             For the period from
                                                                               January 1, 2007
                                                                            (date of inception of
                                             Year ended December 31,       the development stage) to
                                       ---------------------------------         December 31,
                                           2010                 2009                 2010
                                       ------------         ------------         ------------
REVENUE
  Sales                                $     10,178         $          0         $     10,178
                                       ------------         ------------         ------------
OPERATING EXPENSES
  Depreciation (Note 2)                         427                  465                1,850
  Interest expense (Note 4)                  11,405               10,650               43,417
  General and administrative                 77,203               72,274              235,753
                                       ------------         ------------         ------------
TOTAL OPERATING EXPENSES                     89,035               83,389         $    281,020
                                       ------------         ------------         ------------
OTHER ITEMS
  Foreign exchange gain(loss)                  (488)                (368)        $     (1,175)
  Gain on forgiveness of debt                23,081               23,081
  Realized loss                                 (82)                  --                   82
  Interest income                                --                   --                   70
                                       ------------         ------------         ------------
TOTAL OTHER ITEMS                            22,511                 (368)              21,894
                                       ------------         ------------         ------------

NET LOSS                               $    (56,345)        $    (83,757)        $   (248,947)
                                       ============         ============         ============
NET LOSS PER SHARE:
  Basic                                $    (0.0003)        $      (0.04)
  Diluted                              $    (0.0002)

SHARES OUTSTANDING:
  Basic                                 202,328,633            2,328,633
  Diluted                               286,516,633

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                                                   Accumulated
                                       Common Stock                Additional                        Deficit
                                  -----------------------           Paid-in                        Development
                                  Shares           Amount           Capital         Deficit           Stage            Total
                                  ------           ------           -------         -------           -----            -----
Balance, December 31, 2006        2,328,633      $     2,329      $ 6,028,217     $(6,155,165)     $        --      $  (124,619)

Net loss                                 --               --               --              --          (38,353)         (38,353)
                                -----------      -----------      -----------     -----------      -----------      -----------
Balance, December 31, 2007        2,328,633            2,329        6,028,217      (6,155,165)         (38,353)        (162,972)

Net loss                                 --               --               --              --          (70,492)         (70,492)
                                -----------      -----------      -----------     -----------      -----------      -----------
Balance, December 31, 2008        2,328,633            2,329        6,028,217      (6,155,165)        (108,845)        (233,464)

Net loss                                 --               --               --              --          (83,757)         (83,757)
                                -----------      -----------      -----------     -----------      -----------      -----------
Balance, December 31, 2009        2,328,633            2,329        6,028,217      (6,155,165)        (192,602)        (317,221)

Net loss 2010                            --               --               --              --          (56,345)         (56,345)

Other-2010-see note below-      200,000,000          200,000          (47,786)        (83,933)              --         (131,719)
                                -----------      -----------      -----------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 2010      202,328,633      $   202,329      $  5,980,431    $(6,239,098)     $  (248,947)     $  (305,285)
                                ===========      ===========      ============    ===========      ===========      ===========

                    CANADIAN TACTICAL TRAINING ACADEMY INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                        For the period from
                                                                                                          January 1, 2007
                                                                                                      (date of inception of
                                                                    Year ended        Year ended     the development stage) to
                                                                    December 31,      December 31,          December 31,
                                                                       2010              2009                  2010
                                                                    ----------        ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $  (56,345)       $  (83,757)           $ (248,947)
  Non-cash items:
    Amortization                                                         2,792               465                 4,215
    Unrealized loss on foreign exchange conversion                         488
    Gain on settlement of debt                                         (23,081)          (23,081)
    Accrued interest on convertible loans                               10,281            10,650                42,293
  Changes in non-cash operating working capital items:
    Accounts payable and accrued liabilities                            64,792            76,642               203,296
                                                                    ----------        ----------            ----------
           CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES        (1,073)            4,000               (21,736)
                                                                    ----------        ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equpment                                                      --                --                (1,397)
                                                                    ----------        ----------            ----------
           CASH FLOWS USED IN INVESTING ACTIVITIES                          --                --                (1,397)
                                                                    ----------        ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible loans & debentures                                            --                --                 1,000
  Subscriptions received in advance                                         --                --                20,000
                                                                    ----------        ----------            ----------
           CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                      --                --                21,000
                                                                    ----------        ----------            ----------
Change in cash                                                          (1,073)            4,000                (2,133)
Cash, beginning                                                          4,000                --                 5,060
                                                                    ----------        ----------            ----------

CASH, ENDING                                                        $    2,927        $    4,000            $    2,927
                                                                    ==========        ==========            ==========
CASH PAID FOR:
  Income taxes                                                      $       --        $       --            $       --
  Interest                                                          $       --        $       --            $       --

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2010
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Altus Explorations, Inc. (the "Company") was incorporated in the state of Nevada on November 2, 2001. The Company is currently seeking a new business venture.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. At December 31, 2010, the Company has not yet achieved profitable operations and has accumulated losses of $6,488,045 (2009 - $6,347,767) since its inception and has a working capital deficiency of $305,285 (2009 - $317,221). The continuation of the Company as a going concern and the ability of the Company to emerge from the Development stage are dependent upon management's successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will require significant additional financial resources and will be dependent on future financings to fund its ongoing operations as well as other working capital requirements. There is no guarantee that management will be able to raise adequate equity financings or generate profits from operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing efforts to raise additional capital and/or other forms of financing; and (b) controlling overhead and expenses. Management is aware that material uncertainties exist, related to current economic conditions, which could cast a doubt about the Company's ability to continue to finance its activities. It is to be expected that the Company may incur further losses in the Development of its business and there can be no assurance that any of these efforts will be successful.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2010
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (cont'd.)

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2010 and 2009, the Company had no components that would cause comprehensive income to be different than net loss.

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

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2010
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (cont'd.)

Basic and Diluted Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the "if converted" method. For the years presented, diluted loss per share is equal to basic loss per share as the affect of the computations are anti-dilutive.

Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash, accounts payable, convertible loans and subscriptions received in advance approximates their fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

Compensation cost related to share-based payments, such as stock options and employee stock purchase plans, are recognized in the financial statements based on the grant-date fair value of the award. The compensation cost associated with the issuance of stock options will be recognized over its vesting period based on the estimated grant-date fair value.

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to non vested options. No options were granted or exercised during the years ended December 31, 2010 and 2009.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statements defines two types of subsequent events: 1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of US authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on the Company's results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2010
--------------------------------------------------------------------------------

NOTE 3 - DUE TO RELATED PARTIES

At December 31, 2010, the Company had received advances from significant shareholders totalling $48,064 (2009- nil). These loans are unsecured and non interest bearing and have not set terms for repayment.

At December 31, 2010, the Company had made a loan to a significant shareholder of $14,430 (2009- nil). This loan is unsecured and non interest bearing and has not set terms for repayment.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 - CONVERTIBLE LOANS

At December 31, 2010, the Company has entered into Convertible Loan Agreements (the "Loans") for the following amounts:

a) $12,150 (December 31, 2009 - $66,200). During September 2010, the Company entered into a Cancellation of Debt agreement, Assignment of Note agreement and a Release and Settlement agreement whereby the Company agreed to issue 71,000,000 shares of common stock with a fair value of $71,000 in settlement of $54,050 in principal and $16,950 in accrued interest, The Company was released $346 in accrued interest which has been included in additional paid-in capital.

b) $15,250 (December 31, 2009 - $15,250

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

d) $35,072 (December 31, 2009 - $Nil) which represents the conversion of accounts payable. Payment of all outstanding principal and interest are due in full by June 30, 2015

e) $12,150 (December 31, 2009 - $66,200) from a company controlled by a significant shareholder. During September 2010, the Company entered into a Cancellation of Debt agreement, Assignment of Note agreement and a Release and Settlement agreement whereby the Company agreed to issue 71,000,000 shares of common stock with a fair value of $71,000 in settlement of $54,050 in principal and $16,950 in accrued interest, The Company was released $346 in accrued interest which has been included in additional paid-in capital.

f) $40,000 (December 31, 2010 - $Nil) which represents the conversion of accounts payable. The Company initially converted $52,781 of accounts payable and was then released from $12,781, which has been included in gain on settlement of debt on the statements of operations. Payment of all outstanding principal and interest are due in full by September 7, 2015. Subsequent to September 30, 2010, the Company entered into a Cancellation of Debt agreement and Assignment of Note agreement whereby the Company issued 40,000,000 shares of common stock in settlement of $40,000 in principal.

Payment of all outstanding principal and interest in relation to these Loans were due in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears and are due upon the maturity of the Loans. The Company accrued interest of $10,075 (2009 - $10,650) on the loans during the year ended December 31, 2010.

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2010
--------------------------------------------------------------------------------

NOTE 4 - CONVERTIBLE LOANS (cont'd.)

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

As at December 31, 2010, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company. The Company is currently in negotiations with the shareholders to settle the outstanding principal and interest.

NOTE 5 - COMMON STOCK

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

At September 30, 2010, included in obligation to issue shares is the following:

     (a)  71,000,000 shares of common stock to settle a Loan (Note 4), and
     (b)  9,000,000 shares of common stock to settle a Loan (Note 4).

On October 21, 2010, the Company issued the following common shares:

     (a)  80,000,000  shares of common stock pursuant to the Agreement (Note 1);
          and
     (b)  120,000,000 shares of common stock to settle Loans (Notes 3 and 4).

NOTE 6 - STOCK OPTION PLAN

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

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2010
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2009 - 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                 2010                  2009
                                              ----------            ----------
Non-capital loss carry forwards               $2,829,663            $2,784,296
Statutory tax rate                                    35%                   35%
Effective tax rate                                    --                    --
                                              ----------            ----------
Deferred tax asset                               990,382               974,503
Valuation allowance                             (990,382)             (974,503)
                                              ----------            ----------

Net deferred tax asset                        $       --            $       --
                                              ==========            ==========

                                                 2010                  2009
                                              ----------            ----------
Net loss before income taxes                  $   56,345            $   83,757
Non-deductible items                             (10,978)              (10,185)
                                              ----------            ----------
                                                  45,367                73,572
Statutory tax rate                                    35%                   35%
                                              ----------            ----------
Deferred tax asset                                15,878                25,750
Change in valuation allowance                    (15,878)              (25,750)
                                              ----------            ----------

                                              $       --            $       --
                                              ==========            ==========

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2010 and 2009. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 8 - SUBSEQUENT EVENTS

June 2, 2011- The authorized number of shares was increased from 250,000,000 to 450,000,000.

March 28, 2012 -Canadian Tactical Training Academy Inc. borrowed $150,000 for 24 months. Interest of $1,562.50 is payable each month.. The loan is scheduled to be repaid in full by March 28, 2014. The lenders will receive 100,000 common shares of CTTA to be issued from the treasury before December 31, 2012

May 2012- 48,500,000 treasury shares were issued to five entities in return for $97,500 paid to or on behalf of company. Cost basis is $..002.