Form 10-Q
period 2011-03-31
Canadian Tactical Training Academy Inc.
filed 2012-11-27
CIK 1165639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2011

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

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2012 the registrant's outstanding common stock consisted of 202,328,633 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANADIAN TACTICAL TRAINING ACADEMY INC.
(A Development Stage Company)
BALANCE SHEETS

                                                                      March 31,            December 31,
                                                                        2011                   2010
                                                                    ------------           ------------
                                     ASSETS

Current assets:
  Cash                                                              $        919           $      2,927
  Accounts receivable                                                      1,046                     --
  Sales tax receivable                                                    11,816                  5,380
  Loans receivable (Note 2)                                               14,930                 14,430
                                                                    ------------           ------------
      Total current assets                                                28,711                 22,737

Equipment, net                                                             2,768                  2,975
                                                                    ------------           ------------

                                                                    $     31,479           $     25,712
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                          $    226,207           $    200,461
  Convertible loans (Note 3)                                              62,472                 62,472
  Loans payable (Note 2)                                                  64,610                 48,064
  Subscriptions received in advance (Note 4)                              20,000                 20,000
                                                                    ------------           ------------
      Total liabilities                                                  373,289                330,997
                                                                    ------------           ------------
Stockholders' Deficit
  Common stock, $0.001 par value, 250,000,000 shares authorized
   202,328,633 shares issued and outstanding March 31,2011
   and December 31,2010                                                  202,329                202,329
  Additional paid in capital                                           5,980,431              5,980,431
  Deficit                                                             (6,239,098)            (6,239,098)
  Deficit accumulated during the development stage                      (285,472)              (248,947)
                                                                    ------------           ------------
      Total stockholders' deficit                                       (341,810)              (305,285)
                                                                    ------------           ------------

                                                                    $     31,479           $     25,712
                                                                    ============           ============

CANADIAN TACTICAL TRAINING ACADEMY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                                         For the period from
                                                                                        January 1, 2007 (date
                                                                                        of inception of the
                                                                                        development stage) to
                                                     3 Months ended March 31,                 March 31,
                                                  2011                   2010                   2011
                                              ------------           ------------           ------------
Revenue
  Sales                                       $        905           $         --           $     11,083
                                              ------------           ------------           ------------
Operating expenses
  Depreciation                                         307                    116                  2,157
  Interest expense (Note 3)                          1,848                  2,626                 45,265
  General and administrative                        31,260                 23,743                267,012
                                              ------------           ------------           ------------
      Total operating expenses                      33,415                 26,485           $    314,434
                                              ------------           ------------           ------------
Other items
  Foreign exchange gain (loss)                       4,015                     --                 (5,190)
  Gain on forgiveness of debt                           --                 23,081
  Realized loss                                         --                     --                     82
  Interest income                                       --                     --                     70
                                              ------------           ------------           ------------
      Total other items                              4,015                     --                 17,879
                                              ------------           ------------           ------------

Net loss                                      $    (36,525)          $    (26,485)          $   (285,472)
                                              ============           ============           ============
Net loss per share:
  Basic and diluted                           $    (0.0002)          $      (0.01)

Weighted average shares outstanding:
  Basic                                        202,328,633              2,328,633
  Diluted                                      286,516,633

CANADIAN TACTICAL TRAINING ACADEMY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                                                For the period from
                                                                                               January 1, 2007 (date
                                                          Three month          Three month     of inception of the
                                                         period ended         period ended     development stage) to
                                                           March 31,            March 31,            March 31,
                                                             2011                 2010                 2011
                                                          ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $  (36,525)          $  (26,485)          $ (285,472)
  Non-cash items:
    Amortization                                                 307                  116                4,522
    Unrealized loss on foreign exchange conversion             4,015                   --                4,503
    Gain on settlement of debt                                    --                   --              (23,081)
    Accrued interest on convertible loans                      1,848                2,626               44,141
  Changes in non-cash operating working capital items:
    Receivables                                                7,982                   --                7,982
    Accounts payable and accrued liabilities                  36,329               19,823              239,625
                                                          ----------           ----------           ----------
Cash flows provided by (used in) operating activities          2,008               (3,920)             (23,744)
                                                          ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equpment                                            --                   --               (1,397)
                                                          ----------           ----------           ----------
Cash flows used in investing activities                           --                   --               (1,397)
                                                          ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible loans & debentures                                  --                   --                1,000
  Subscriptions received in advance                               --                   --               20,000
                                                          ----------           ----------           ----------
Cash flows provided by financing activities                       --                   --               21,000
                                                          ----------           ----------           ----------

Change in cash                                                 2,008                3,920                4,141
Cash, beginning                                                2,927                4,000                5,060
                                                          ----------           ----------           ----------

Cash, ending                                              $      919           $       80           $      919
                                                          ==========           ==========           ==========

NOTE 1 - NATURE OF BUSINESS

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

COMPANY HISTORY

We were incorporated in the State of Nevada on November 2, 2001 under the name Altus Explorations Inc. (Altus) as a company engaged in the acquisition and exploration of oil and natural gas properties. The company has not been able to secure sufficient financing to act on oil and gas investment opportunities as they were identified. Therefore, we did very little business and showed very limited activity, with no profitability. In September 2010 we chose to enter the expanding field of training of peace and law enforcement officers as well as other professionals involved in the fields of security and safety oriented civilian training at both the individual and corporate levels. and entered into an agreement, in principle, to purchase Canadian Tactical Training Academy Inc. from UWD Unitas World Development Inc. ("UNITAS"), a private Canadian company. We refer to this asset purchase transaction as the Acquisition. On October 1, 2010, Altus entered into a Share Exchange Agreement (the "Agreement") with UWD Unitas World Development Inc., a privately held Canadian incorporated company. Pursuant to the Agreement, Altus issued 80,000,000 shares of common stock for the acquisition of 450 shares of common stock of The Canadian Tactical Training Academy Inc., representing 100% of the issued and outstanding shares of common stock, which were held by UNITAS. Further, Altus changed its name to Canadian Tactical Training Academy Inc. and increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock and then further from 250,000,000 to 450,000,000. The Company assumed the business Canadian Tactical Training Academy Inc., which is the training of law enforcement, security, investigation and protection for officers and individuals.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

 The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011..

Management has evaluated events occurring between the end of the three months period ended March 31, 2011 and the date when the financial statements were issued.

NOTES 2 - DUE TO RELATED PARTIES

At March 31, 2011, the Company had received advances from significant shareholders totalling $51,784 (Dec.31, 2010- $48,064). These loans are unsecured and non interest bearing and have not set terms for repayment.

At March 31, 2011, the Company had made a loan to a significant shareholder of $14,930 (Dec.31 2010- $14,430). This loan is unsecured and non interest bearing and has not set terms for repayment.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 3 - CONVERTIBLE LOANS

At March 31, 2011, the Company had received advances totalling $62,472 (December 31, 2010 - $62,472). On March 8, 2007, the Company entered into Convertible Loan Agreements (the "Loans") with the lenders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company accrued interest of $1,848 (2010 - $2,626) on the loans during the three months ended March 31, 2011.

The Loans are convertible at the lenders' option into common stock at the lower of ten day average common share price immediately preceding the date of the Loans or the ten day average common share price immediately preceding the date that a Lender provides Notice of Conversion to the Company, but in no circumstance at a conversion rate of less than $0.001 per common share. The Loans are secured by the assets of the Company, and provide that in the occurrence of certain events the Loans' maturities are accelerated. The Company may prepay the Loans at anytime without penalty or bonus.

The ten day average share price immediately preceding the date of the loan was equal to the share price on the agreement date. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded.

As at March 31, 2011, the Company has not repaid the Loans, nor has the lender provided a Notice of Conversion to the Company.

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

NOTE 5 - SUBSEQUENT EVENTS

June 2, 2011- The authorized number of shares was increased from 250,000,000 to 450,000,000.

March 28, 2012 -Canadian Tactical Training Academy Inc. borrowed $150,000 for 24 months. Interest of $1,562.50 is payable each month.. The loan is scheduled to be repaid in full by March 28, 2014. The lenders will receive 100,000 common shares of CTTA to be issued from the treasury before December 31, 2012

May 2012- 48,500,000 treasury shares were issued to five entities in return for $97,500 paid to or on behalf of company. Cost basis is $.002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Our net loss for the three months ended March 31, 2011 totalled $36,525. This compares with our net loss of $26,485 for the three months ended March 31, 2010. General and administrative expenses for the three months ended March 31, 2011 and 2010 were $31,260 and $23,743, respectively. The interest expense was incurred due to advances made by lenders in the amount of $62,472. The Company entered into Convertible Loan Agreements (the "Loans") with these lenders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Lender agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest total of $23,565 on the Loans as at March 31, 2011. As of March 31, 2011 and the date of this report, the Company has not repaid the Loans, nor has the lender provided a Notice of Conversion to the Company. The Company is in negotiations with the lender to settle the Loans.

The Company had revenues for the quarter ended March 31, 2011 of $905.

JANUARY 1, 2007 TO MARCH 31, 2011

The net loss for the period from January 1, 2007 to March 31, 2011 being the development stage totalled $285,472. Of the net loss 94% or $267,012 is attributed to general and administrative expenses. We incurred $45,265 of the total net loss due to interest expense on convertible loans made to certain shareholders. Amortization costs for the period were $2,157.

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

EMPLOYEES

Currently we have no full-time or part-time employees. We utilize short-term contractors as necessary. We have entered into a Management Contract and a Facilities Contract with our controlling stockholder. We do not expect any material changes in the number of employees over the next 12 month period. We expect to continue to outsource contract employment as needed.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $36,525 for the quarter ended March 31, 2011 and a net loss of $26,485 for the same period in 2010.

There are no assurances that we will be able, over the next twelve months, to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder advances necessary to support Canadian Tactical Training Academy Inc.'s working capital requirements.. To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Canadian Tactical Training Academy Inc. If adequate working capital is not available, Canadian Tactical Training Academy Inc. may be required to cease its operations.

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

ITEM 9. ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no independent accountant review the financial statements for the quarter ended March 31, in accordance with Rule 3-11 of regulation S-X.

                           PART II - OTHER INFORMATION

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

Date: November 27, 2012                 CANADIAN TACTICAL TRAINING ACADEMY
                                        (Registrant)


                                        By: /s/ Jocelyn Moisan
                                            ------------------------------------
                                            Jocelyn Moisan
                                            President