Form 10-Q
period 2011-06-30
Canadian Tactical Training Academy Inc.
filed 2012-12-03
CIK 1165639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D..C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                                    001-31444
                            (Commission File Number)


                [LOGO OF CANDIAN TACTICAL TRAINING ACADEMY INC.]
             (Exact name of registrant as specified in its charter)

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

                                 (514) 373-8411
                           (Issuer's telephone number)

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANADIAN TACTICAL TRAINING ACADEMY INC.
(A Development Stage Company)
BALANCE SHEETS

                                                                            June 30,             December 31,
                                                                              2011                   2010
                                                                          ------------           ------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                    $      4,906           $      2,927
  Accounts receivable                                                           13,356                     --
  Sales tax receivable                                                          15,214                  5,380
  Loans receivable (Note 2)                                                     15,044                 14,430
                                                                          ------------           ------------
      TOTAL CURRENT ASSETS                                                      48,520                 22,737

Equipment, net                                                                   2,476                  2,975
                                                                          ------------           ------------

                                                                          $     50,996           $     25,712
                                                                          ============           ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities (Note 2)                       $    218,766           $    200,461
  Convertible loans (Note 3)                                                    62,472                 62,472
  Loans payable (Note 2)                                                       147,553                 48,064
  Subscriptions received in advance (Note 4)                                    20,000                 20,000
                                                                          ------------           ------------
      TOTAL LIABILITIES                                                        448,791                330,997
                                                                          ------------           ------------
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value, 450,000,000 shares authorized;
   202,328,633 shares issued and outstanding June 30,2011 and
   December 31, 2010                                                           202,329                202,329
  Additional paid in capital                                                 5,980,431              5,980,431
  Deficit                                                                   (6,239,098)            (6,239,098)
  Deficit accumulated during the development stage                            (341,457)              (248,947)
                                                                          ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                             (397,795)              (305,285)
                                                                          ------------           ------------

                                                                          $     50,996           $     25,712
                                                                          ============           ============

                     CANADIAN TACTICAL TRAINING ACADEMY INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             For the period from
                                                                                                               January 1, 2007
                                                                                                              (date of inception
                                                                                                              of the development
                                                                                                                   stage) to
                                           Three months ended June 30,       Six month period ended June 30,       June 30,
                                              2011             2010              2011              2010              2011
                                          ------------     ------------      ------------      ------------      ------------
REVENUE
  Sales                                   $     11,700     $         --      $     12,605      $         --      $     22,783
                                          ------------     ------------      ------------      ------------      ------------
OPERATING EXPENSES
  Amortization                                     318              116               625               233             2,475
  Interest expense (Note 3)                      2,016            2,655             3,864             5,281            47,281
  General and administrative                    64,681           15,930            95,941            39,608           331,694
                                          ------------     ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                        67,015          (18,701)          100,430           (45,122)          381,450
                                                           ------------      ------------      ------------      ------------
OTHER ITEMS
  Unrealized foreign exchange gain (loss)         (670)             (18)           (4,685)              (82)           (5,860)
  Gain on foregiveness of debt                  23,081
  Realized loss                                    (82)
  Interest income                                   --               --                --                --                70
                                          ------------     ------------      ------------      ------------      ------------
TOTAL OTHER ITEMS                                 (670)             (18)           (4,685)              (82)           17,209
                                          ------------     ------------      ------------      ------------      ------------

NET LOSS                                  $    (55,985)    $    (18,719)     $    (92,510)     $    (45,204)     $   (341,458)
                                          ============     ============      ============      ============      ============
Net loss per share:
  Basic and diluted                       $    (0.0003)    $      (0.01)     $    (0.0005)     $      (0.02)
                                          ------------     ------------      ------------      ------------
Weighted average shares outstanding:
  Basic                                    202,328,633        2,328,633       202,328,633         2,328,633
                                          ------------     ------------      ------------      ------------

                    CANADIAN TACTICAL TRAINING ACADEMY INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                           For the period from
                                                                                                             January 1, 2007
                                                                                                            (date of inception
                                                                      Six month            Six month        of the development
                                                                     period ended         period ended           stage) to
                                                                       June 30,             June 30,             June 30,
                                                                         2011                 2010                 2011
                                                                      ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $  (92,510)          $  (45,204)          $ (341,457)
  Non-cash items:
    Amortization                                                             625                  233                4,840
    Unrealized loss on foreign exchange conversion                         4,685                5,173
    Gain on settlement of debt                                                --              (23,081)
    Accrued interest on convertible loans                                  3,864                5,281               46,157
  Changes in non-cash operating working capital items:
    Receivables                                                          (23,804)                  --              (23,804)
    Accounts payable and accrued liabilities                             109,119               35,768              312,415
                                                                      ----------           ----------           ----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                      1,979               (3,922)             (19,757)
                                                                      ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equpment                                                        --                   --               (1,397)
                                                                      ----------           ----------           ----------
CASH FLOWS USED IN INVESTING ACTIVITIES                                       --                   --               (1,397)
                                                                      ----------           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible loans & debentures                                              --                   --                1,000
  Subscriptions received in advance                                           --                   --               20,000
                                                                      ----------           ----------           ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                   --                   --               21,000
                                                                      ----------           ----------           ----------
Change in cash                                                             1,979               (3,922)                (154)
Cash, beginning                                                            2,927                4,000                5,060

Cash, ending                                                          $    4,906           $       78           $    4,906

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Management has evaluated events occurring between the end of the three months period ended June 30, 2011 to the date when the financial statements were issued.

NOTES 2 - DUE TO RELATED PARTIES

At June 30, 2011, the Company had received advances from significant shareholders totalling $134,627 (Dec.31, 2010- $48,064). These loans are unsecured and non-interest bearing and have not set terms for repayment.

At June 30, 2011, the Company had accounts payable of $95,421 to a significant shareholder of $15,044 (Dec.31 2010- $80,834). This loan is unsecured and non-interest bearing and has not set terms for repayment.

At June 30, 2011, the Company had made a loan to a significant shareholder of $15,044 (Dec.31 2010- $14,430). This loan is unsecured and non-interest bearing and has not set terms for repayment.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 3 - CONVERTIBLE LOANS

At June 30, 2011, the Company had received advances totalling $62,472 (December 31, 2010 - $62,472).. On March 8, 2007, the Company entered into Convertible Loan Agreements (the "Loans") with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company accrued interest of $3,718 (2010 - $5,281) on the loans during the six months ended June 30, 2011.

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

As at June 30, 2011, the Company has not repaid the Loans, nor have the shareholders' provided a Notice of Conversion to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Our net loss for the three months ended June 30, 2011 totalled $55,985. This compares with our net loss of $18,719 for the three months ended June 30, 2010. General and administrative expenses for the three months ended June 30, 2011 and 2010 were $64,681 and $15,930, respectively. The interest expense was incurred due to advances made in the amount of $62,472. The Company entered into Convertible Loan Agreements (the "Loans") with these lenders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The lenders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest total of $25,433 on the Loans as at June 30, 2011. As of June 30, 2011 and the date of this report, the Company has not repaid the Loans, nor has the lender provided a Notice of Conversion to the Company. The Company is in negotiations with the lender to settle the Loans.

The Company had revenues for the quarter ended June 30, 2011 of $11,700.

JANUARY 1, 2007 TO JUNE 30, 2011

The net loss for the period from January 1, 2007 to June 30, 2011 being the development stage totalled $341,458. We incurred $47,281 of the total net loss due to interest expense on convertible loans. Amortization costs for the period were $2,475.

Revenues from January 1, 2007 to June 30, 2011 are $22,783.

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
                                                                        ========

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next 12 months.

EMPLOYEES

Currently we have no full-time or part-time employees. We utilize short-term contractors as necessary. We have entered into a Management Contract and a Facilities Contract with our controlling stockholder. We do not expect any material changes in the number of employees over the next 12 month period. We expect to continue to outsource contract employment as needed.

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $55,985 for the quarter ended June 30, 2011 and a net loss of $18,719 for the same period in 2010.

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

Date: December 3, 2012                 CANADIAN TACTICAL TRAINING ACADEMY
                                       (Registrant)


                                       By: /s/ Jocelyn Moisan
                                           -------------------------------------
                                           Jocelyn Moisan
                                           President