Form 10-K
period 2011-12-31
Canadian Tactical Training Academy Inc.
filed 2014-04-02
CIK 1165639

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

[LOGO OF CANADIAN TACTICAL TRAINING ACADEMY INC.]

CANADIAN TACTICAL TRAINING ACADEMY INC.
(Name of small business issuer in its charter)

NEVADA	98-0361119
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7000 Chemin Cote de Liesse, Suite 8 Montreal, Quebec Canada H4T 1E7
(Address of principal executive offices) (Zip Code)

(514) 373-8411
Issuer's telephone number

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

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

ABOUT OUR CONTROLLING STOCKHOLDER

As a result of the Acquisition, and other transactions, UNITAS owns approximately 47.8 % of our issued and outstanding common stock (as of October 1, 2012).. UNITAS, formed in 2006, is an International Risk Management and Logistics firm whose safety-oriented, pro-active approach entails the special guidance and instruction of experienced professionals from various disciplines of both the public and private security worlds. UNITAS is a Canadian based leader in the international security spectrum, strategically founded to act as an umbrella organization for its sister companies, the Canadian Tactical Training Academy and Specialized Security and Investigation Services (SSIS). Its specialists have managed training programs as well as field security, protection and investigative operations on over fifty countries.

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

Our Mission is to facilitate professional training and operational objectives by offering the tools and guidance required to enhance careers and ensure the survival of its participants. CTTA offers specialized programs such as:Executive Protection, Investigation and Surveillance, Rapid Integrated Survival Kombat (RISK) System, Tactical Firearms, Handcuffing, Airport and Airline Security (IATA and ICAO standards), Ports Facilities and Maritime Security (ISPS Code), Basic SWAT Techniques, Corporate Safety Awareness, and much more. Our civilian training programs are recognized by numerous notable corporations, and our instructors are proud members of several prestigious law enforcement and security associations.

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

Executive Protection Details: (7 DAYS)

•

Threat assessment and risk management

•

Advance work and convoy planning

•

Protective escorts (1, 2, and multiple officers)

•

Surveillance and counter-surveillance

•

Defensive tactics for protection officers

Protective Driving Techniques: (3 DAYS)

•

Defensive driving (accident avoidance)

•

Offensive driving (ambush avoidance, ramming, J-turns)

Tactical Shooting for Protection Officers: (3 DAYS)

•

Shooting from protective escort positions

•

Engaging multiple targets

•

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

Investigative Officer: (7 DAYS)

•

Interview and interrogations techniques

•

Intelligence gathering

•

Use of actionable intelligence

•

Electronic counter-measures

•

Ethical hacking

•

Under-cover operations

Surveillance Techniques: (3 DAYS)

•

Vehicle and foot surveillance techniques

•

Counter-surveillance techniques

•

Electronic surveillance

•

Use of covert cameras

•

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

Professional Security Manager: (7 DAYS)

•

Managing security operations

•

Terrorism and emergency installations

•

Conducting vulnerability security audits

•

Emergency measures and crisis intervention

•

Emergency contingency planning

Security and Protection Operations: (3 DAYS)

•

Access control and perimeter protection

•

Protecting high risk installations (pipelines, refineries, nuclear power plants)

•

Vehicle and foot patrol techniques

•

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

Clients include but are not limited to; Public and Private Security Forces, Airport Authorities, Airlines, Cargo Carriers, Etc.

Airport Security Operations: (7 DAYS)

•

ICAO and IATA security standards

•

Perimeter protection and access control

•

Protecting public areas (parking, ticket counters, restaurants, shops, restrooms, etc.)

•

Protecting restricted areas (lounges, restaurants, duty-free shops, Restrooms, etc.)

•

Vehicle and pedestrian patrols, (public and restricted areas)

Airline Security Operations: (5 DAYS)

•

ICAO and IATA security standards

•

Passenger profiling

•

Passenger and employee screening

•

Dealing with unruly passengers

•

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

Clients include but are not limited to; Public and Private Security Forces, Port Authorities, Cruise-Liners, Cargo Vessel Fleet Operators, Etc.

Ports Facilities Security Officer: (7 DAYS)

•

ISPS code standards and the IMO

•

International jurisdiction and regulations

•

Perimeter protection and access control

•

Protecting public and restricted areas (parking, ticket counters, container yards, etc.)

•

Vehicle and pedestrian patrols, (public and restricted areas)

Ship Safety Officer: (5 DAYS)

•

ISPS Code Standards and the IMO

•

International jurisdiction and regulations

•

On vessel protection methods

•

Anti-piracy procedures and protocols

•

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

Protecting High Risk Convoys: (7 DAYS)

•

Threat assessment and risk management

•

Route surveys and convoy planning

•

Protective escorts (1, 2, and multiple vehicles)

•

Surveillance and counter-surveillance

•

Driver coaching and guidance

Protective Driving Techniques: (3 DAYS)

•

Defensive driving (accident avoidance)

•

Offensive driving (ambush avoidance, ramming, J-turns)

Tactical Shooting for Convoy Protection Officers: (3 DAYS)

•

Shooting from protective convoy positions

•

Engaging multiple targets

•

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

Basic SWAT Operations: (7 DAYS)

•

Hostage rescue tactics

•

Tactical vehicle interceptions

•

Stealth and dynamic room entries

•

Active crime scene management

•

High risk perimeter protection (pipelines, refineries, nuclear power plants)

Special Event Security Management: (5 DAYS)

•

Crowd control and riot management

•

Access control and perimeter protection

•

High profile VIP protection

Emergency Response Operations: (3 DAYS)

•

Counter-terrorism measures and response

•

Protecting high risk installations (pipelines, refineries, nuclear power plants)

•

High risk recovery operations (land, air and sea)

•

Counter-piracy tactical measures

XTB (XTREME TACTICAL BATON)

•

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

The adoption of the Police Pressure Points System (PPPS)

9.

Excellent for crowd control

Special Features of the Dragon XTB Quick Stick Baton

  X .Made of 100% virgin lightweight polycarbonate

  X .Force resistance of 5,200 lbs

  X .100% made in Canada & Lifetime guarantee

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

•

Defence against strikes

•

Efficient striking techniques

•

Restraint techniques

•

Ground control & handcuffing

•

Ground defence

•

Defence against edged weapons

•

Handgun & long gun disarming

•

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

•

Unarmed survival combat.

•

Transition from empty hands to handgun/long gun combat.

•

Hand gun/long gun close combat techniques.

•

Intervention in confined Areas.

•

Defense against edged weapons.

•

The use of a knife in combat.

•

Ground combat with weapons.

•

Handgun & long gun disarming.

•

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

•

Definition and history of terrorism.

•

Understanding terrorism.

•

Terrorist groups and their signatures.

•

Local, national and international terrorism.

•

Psychological tools of the trade.

•

Operational tools of the trade.

•

Government legislation and terrorism.

•

Terrorism and associated threats.

•

Modern day tendencies.

•

Societal consequences of terrorism.

•

External influences on terrorism

•

Statistical case studies

•

Territorial protection and the importance of ports of entry (air, maritime, land and railroad)

•

Threat assessments in regards to terrorism (specific operational environments)

•

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

We have never been profitable. At December 31, 2011 we had working capital deficit of $513,704.. If we do not obtain additional financing or begin generating revenues within the next year, we will have to reduce or suspend or operations. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your investment.

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

OUR CONTROLLING STOCKHOLDER HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS.

As of December 31, 2011 our controlling stockholder, UWD owned approximately 60% of our issued and outstanding common stock. As a result, UWD is able to significantly influence matters requiring approval of stockholders, including the election of directors and the determination of significant corporate actions. (As of October 1, 2012 UWD owned approximately 48% of our issued and outstanding common stock.)

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

During the fiscal years ended December 31, 2011 and 2010, we incurred total annual rent of $30,331 and $20,492, respectively.

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

No matters were submitted to a vote of shareholders in the fourth quarter of 2011.

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

Year Ended December 31		High		Low
2011	Fourth Quarter	$		$
	Third Quarter
	Second Quarter
	First Quarter	$		$

Year Ended December 31		High		Low
2010	Fourth Quarter		$0.10		$0.01
	Third Quarter		0.011		0.011
	Second Quarter		0.14		0.001
	First Quarter		$0.051		$0.001

On December 31, 2011, the closing price for the common stock as traded on the Pink Sheets was $0.01 per share.

As of December 31, 2011, there were 169 holders of record of our common stock. As of such date, 202,328,633 common shares were issued and outstanding.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2011 AND 2010

Our net loss for the twelve months ended December 31, 2011 totalled $208,419. This compares with our net loss of $56,345 for the twelve months ended December 31, 2010. General and administrative expenses for the twelve months ended December 31, 2011 and 2010 were $220,965 and $77,203, respectively.

We incurred interest expense during the year ended December 31, 2011 of $8,723, compared to $11,405 interest expense for the same period in 2010.. The Company entered into Convertible Loan Agreements (the "Loans") with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.The Company entered into additional Loans for the conversion of accounts payable ,during the year ended December 31, 2010. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest of $7,497 on the Loans during the year ended December 31, 2011.

The Company had revenues for the year ended December 31, 2011 of $15,613.

JANUARY 1, 2007 TO DECEMBER 31, 2011

The net loss for the period from January 1, 2007 to December 31, 201 being the development stage totalled $457,367.

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve month period ending December 31, 2012, we project cash requirements of approximately $250,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2012

Operating, general and administrative costs	$300,000
Revenue	50,000
TOTAL	$250,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2012.

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

CTTA FIELD OF EXPERTISE

CTTA offers various training programs for law enforcement, private security and civilians such as:

•

TACTICAL TRAINING: Defensive Tactics, Pressure Points, Handcuffing, Baton, Firearms and more.

•

BASIC TRAINING: Private security and investigation.

•

SPECIALIZED TRAINING: Executive Protection, Airport Security, Port Facilities Security, Crowd Control, Counter Terrorism and more.

•

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

•

Ontario employs approximately 70,000 private law enforcement professionals, versus 25,000 public police officers.

•

The US Bureau of Labor Statistics Reports Private Law Enforcement is projected to grow better than 20% by 2018.

•

The US Bureau of Labor Statistics reports the average income of a private investigator -with training- at $60,390.

•

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

•

There are several small security and tactical training academies in Quebec and Ontario especially, though few of them offer as many programs as CTTA does.

Ontario has the best growing potential in Canada and the training industry is not big enough to answer the needs. CTTA is planning to develop in Ontario this year.

United States

•

There are a lot of security and tactical training academies in the USA.

There are some big names like Smith & Wesson Academy, Safariland Training Group and PPCT Management Systems to name a few, but the market is huge and still offers a lot of possibilities. Although often conservatives, Americans nowadays are more open to look for new training solutions.

GOVERNMENT REGULATIONS:

Canada

•

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

•

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

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $208,419 for the twelve months ended December 31, 2011 and a net loss of $56,345 for the same period in 2010.

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

As of December 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed

Greg A Thompson	Director, President, and Secretary	56	Nov., 2005 until Sept., 2010
Jocelyn Moisan	President	41	October 1, 2010
Angelo Marino	Secretary, Vice President	40	October 1, 2010
John Farinaccio	Treasurer, Vice President	36	October 1, 2010

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

Vice-President, Specialized Security & Investigation Services (SSIS Inc.) 2008- Present

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

CEO, Unitas World, January 2008- Present

UNITAS WORLD is an International risk management and logistics firm, strategically founded to act as an umbrella corporation for its sister companies: The Canadian Tactical Training Academy, and Specialized Security & Investigation Services. Our specialists have managed training programs as well as field security, protection, and investigative operations in over fifty (50) countries.

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

Founder and Director, Canadian Private Investigators' Resource Centre, 1999- Present

In 1999, John founded The Canadian Private Investigators' Resource Centre (C.P.I.R.C.), and currently serves as the director of the largest Investigators' Network in Canada.

•

Certified Fraud Examiner

•

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Psosition	Year	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options/SARs Granted	Restricted Stock Award(s) Share Units	LTIP Payouts	All Other Compensation
Greg Thompson(2)	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director

Jocelyn Moisan	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Angelo Marino	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Vice President

John Farinaccio	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Vice	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President

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

STOCK OPTIONS/SAR GRANTS

During the year ended December 31, 2011, no options were granted to directors or executive officers. During the year ended December 31, 2004 we granted the following stock options to our current and former directors and executive officers:

OPTIONS/SAR GRANTS IN YEAR-ENDED DECEMBER 31, 2004.

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date

Greg Thompson	100,000	2.31%	$0.425	November 19, 2014
Darrell Parlee	100,000	2.31%	$0.425	November 19, 2014
Milton Cox	1,175,000	27.17%	$0.425	November 19, 2014
Donald Sytsma	1,175,000	27.17%	$0.425	November 19, 2014
Bassam Nastat	1,175,000	27.17%	$0.425	November 19, 2014

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

There were no stock options exercised during the year ended December 31, 2011.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

UWD Unitas World Development Inc.	120,000,000	59.3%
7000 Cote de Liesse Suite 8	Common Shares
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

As at December 31, 2011, the Company had received advances from significant shareholders totalling $148,669 (2010-$48,064). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2011, the Company had made a loan to significant shareholders of $24,098 (2010- $14,430). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2011, the company had accounts payable of $90,950 to a significant shareholder ( 2010-$80,834).

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 10, 2007, Dale Matheson Carr-Hilton Labonte LLP, was engaged as our independent accountant. The change of accountant was approved by majority consent of the board of directors dated May 10, 2007. At the same meeting, the Board of Directors approved the dismissal of Malone & Bailey, PC as its independent accountant effective immediately. There were no disagreements between us and Malone & Bailey, PC on any matter of accounting principles or practices, financial statements disclosures or auditing scope and procedures. The former accountant’s report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty other than a going concern uncertainty, auditing scope or accounting principles. Prior to engaging the new accountant, we did not consult with them regarding any accounting or auditing concerns. The fees for services provided by Dale Matheson Carr-Hilton Labonte LLP and Malone & Bailey, PC to us in each of the fiscal years ended December 31, 2009, December 31, 2010 and December 31, 2011 were as follows:

FEES	2008	2009	2011
Audit Fees	$10,000	$7,350 (1)	$0
Audit related fees	0	0	0
Tax fees	0	0	0
All other fees	$0	$0	$0

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

(31) Certification  Pursuant  to Rule  13a-14(a)  or  15d-14(a)  of the U.S. Securities Exchange Act of 1934

(32) Section  1350  Certification  of the  Principal  Executive  Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2014.

CANADIAN TACTICAL TRAINING ACADEMY INC.

By: /s/ Jocelyn Moisan

Jocelyn Moisan

President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/ Jocelyn Moisan	President	April 2, 2014

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$9,221	$2,927
Accounts Receivable	2,296	-
Sales tax receivable	13,423	5,380
Loans receivable (Note 3)	24,098	14,430
Total current assets	49,039	22,737

Equipment, net (Note 2)	1,753	2,975

	$50,792	$25,712

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 3)	$222,770	$200,461
Convertible loans (Note 4)	62,472	62,472
Loans payable (Note 3)	259,254	48,064
Subscriptions received in advance (Note 5)	20,000	20,000
Total liabilities	564,496	330,997

Stockholders' Deficit
Common stock, $0.001 par value, 450,000,000 shares
authorized 202,328,633 shares issued and outstanding
(December 31,2010-202,328,633 shares issued and outstanding)	202,329	202,329
Additional paid in capital	5,980,431	5,980,431
Deficit	(6,239,098)	(6,239,098)
Deficit accumulated during the development stage	(457,366)	(248,947)
Total stockholders' deficit	(513,704)	(305,285)

	$50,792	$25,712

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the period from
			January 1, 2007 (date
			of inception of the
	Year ended December 31,		development stage) to
	2011	2010	31-Dec-11

Revenue
Sales	$15,613	$10,178	$25,791

Operating expenses
Depreciation (Note 2)	1,222	427	3,072
Interest expense (Note 4)	8,723	11,405	52,140
General and administrative	220,965	77,203	456,718
Total operating expenses	230,910	89,035	511,930

Other items
Foreign exchange gain(loss)	6,878	488	5,703
Gain on forgiveness of debt	-	23,081	23,081
Realized loss	-	82	82
Interest income	-	-	70
Total other items	6,878	22,511	28,772

Net loss	$(208,419)	$(56,345)	$(457,367)

Net loss per share:
Basic	$(0.0010)	$(0.0003)
Diluted	$(0.0007)	$(0.0002)

Shares outstanding:
Basic	202,328,633	202,328,633
Diluted	286,516,633	286,516,633

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

				Accumulated deficit
			Additional		Development
	Common stock	Amount	paid-in capital	Deficit	stage	Total
	Shares	($)	($)	($)	($)	($)

Balance, December 31, 2006	2,328,633	2,329	6,028,217	(6,155,165)	-	(124,619)
Net loss	-	-	-	-	38,353	38,353
Balance, December 31, 2007	2,328,633	2,329	6,028,217	6,155,165	38,353	162,972
Net loss	-	-	-	-	70,492	70,492
Balance, December 31, 2008	2,328,633	2,329	6,028,217	6,155,165	108,845	233,464
Net loss	-	-	-	-	83,757	83,757
Balance, December 31, 2009	2,328,633	2,329	6,028,217	6,155,165	192,602	317,221
Net loss 2010	-	-	-	-	56,345	56,345
Other -2010	200,000,000	200,000	47,786	83,933	-	131,719
Balance, December 31, 2010	202,328,633	202,329	5,980,431	6,239,098	248,947	305,285
Net loss 2011	-	-	-	-	208,419	208,419
Balance, December 31, 2011	202,328,633	202,329	5,980,431	6,239,098	457,366	513,704

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period from
			January 1, 2007 (date of
	Year ended	Year ended	inception of the
	December 31,	December 31,	development stage) to
	2011	2010	31-Dec-11

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(208,419)	$(56,345)	$(457,366)
Non-cash items:

Amortization	1,222	2,792	5,437
Unrealized loss on foreign exchange conversion	6,878	488	(6,390)
Gain on settlement of debt	-	23,081	(23,081)
Accrued interest on convertible loans	7,497	10,281	49,790
Changes in non-cash operating working capital items:
Accounts and loans receivables	20,007		20,007
Accounts payable and accrued liabilities	232,879	64,792	436,175
Cash flows provided by (used in) operating activities	6,294	1,073	(15,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equpment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loans & debentures	-	-	1,000
Subscriptions received in advance	-	-	20,000
Cash flows provided by financing activities	-	-	21,000

Change in cash	6,294	1,073	4,161
Cash, beginning	2,927	4,000	5,060

Cash, ending	$9,221	$2,927	$9,221

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. At December 31, 2011, the Company has not yet achieved profitable operations and has accumulated losses of $6,696,464 (2010 - $6,488,045) since its inception and has a working capital deficiency of $513,704 (2010 - $305,285). The continuation of the Company as a going concern and the ability of the Company to emerge from the Development stage are dependent upon management's successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

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

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (cont'd.)

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2011 and 2010, the Company had no components that would cause comprehensive income to be different than net loss.

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

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (cont'd.)

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

NOTE 3 - DUE TO RELATED PARTIES

As at  December 31, 2011, the Company had received advances from significant shareholders totalling $148,669 (2010-$48,064). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2011, the Company had made a loan to significant shareholders of $24,098 (2010- $14,430). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2011, the Company had accounts payable of $90,950 to a significant shareholder ( 2010-$80,834).

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 - CONVERTIBLE LOANS

At December 31, 2011, the Company had entered into Convertible Loan Agreements (the "Loans") in the amount of $62,472 (Dec.31, 2010-$62,472).

Payment of all outstanding principal and interest in relation to these Loans were due in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears and are due upon the maturity of the Loans. The Company accrued interest of $7,497 (2010 - $10,075) on the loans during the year ended December 31, 2011.

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

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

As at December 31, 2011, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company.

ALL LOANS HAVE BEEN CONSOLIDATED TO MAC VENTURES INC.

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

At September 30, 2010, included in obligation to issue shares is the following:

(a)

71,000,000 shares of common stock to settle a Loan  and

(b)

9,000,000 shares of common stock to settle a Loan .

On October 21, 2010, the Company issued the following common shares:

(a)

80,000,000 shares of common stock pursuant to the Agreement (Note 1); and

(b)

120,000,000 shares of common stock to settle Loans.

On June 2, 2011- The authorized number of shares was increased from 250,000,000 to 450,000,000.

NOTE 6 - STOCK OPTION PLAN

During the year ended December 31, 2004, the Company established a stock option plan pursuant to which 274,152 common shares were reserved for issuance. During the year ended December 31, 2004, the Company granted 216,250 stock options to directors, executive officers and employees and recognized $222,199 in share-based compensation expense. The options have an exercise price of $0.02 and a term of 10 years. All options were vested as of December 30, 2005 and are outstanding as of December 31, 2011.

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

NOTE 7 - INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2011 - 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2011	2010
Non-capital loss carry forwards	$3,021,259	$2,829,663
Statutory tax rate	35%	35%
Effective tax rate	-	-

Deferred tax asset	$1,057,441	$990,382
Valuation allowance	$(1,057,441)	$(990,382)

Net deferred tax assets	$-	$-

	2011	2010
Net loss before income taxes	$208,419	$56,345
Non-deductible items	(16,823)	(10,978)
	$191,596	$45,367

Statutory tax rate	35%	35%

Deferred tax asset	$67,059	$15,878
Change in valuation allowance	(67,059)	(15,878)
	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2011 and 2009. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

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