Form 10-Q
period 2012-03-31
Canadian Tactical Training Academy Inc.
filed 2014-04-02
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

      .TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

As of  April 30, 2012 the registrant’s outstanding common stock consisted of 202,328,633 shares.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$-	$9,221
Accounts receivable	3,426	2,297
Sales tax receivable	15,492	13,423
Loans receivable (Note 2)	29,682	24,098
Total current assets	48,600	49,039

Equipment, net	1,484	1,753

	$50,085	$50,792
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$2,690	$-
Accounts payable and accrued liabilities (Note 2)	246,332	222,770
Convertible loans (Note 3)	62,472	62,472
Loans payable (Note 2)	266,578	259,254
Subscriptions received in advance (Note 4)	20,000	20,000
Total liabilities	598,071	564,496

Stockholders' Deficit
Common stock, $0.001 par value, 450,000,000 shares
authorized 202,328,633 shares issued and outstanding March 31,2012
and December 31,2011	202,329	202,329
Additional paid in capital	5,980,431	5,980,431
Deficit	(6,239,098)	(6,239,098)
Deficit accumulated during the development stage	(491,648)	(457,366)
Total stockholders' deficit	(547,986)	(513,704)

	$50,085	$50,792

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			For the period from
			January 1, 2007 (date
			of inception of the
	3 Months ended March 31		development stage) to
	2012	2011	31-Mar-12

Revenue
Sales	$8,803	$905	$34,594

Operating expenses
Depreciation	302	307	3,374
Interest expense (Note 3)	2,396	1,848	54,536
General and administrative	34,347	31,260	491,065
Total operating expenses	37,045	33,415	548,975

Other items
Foreign exchange gain(loss)	6,040	4,015	(337)
Gain on forgiveness of debt	-	-	23,081
Realized loss	-	-	82
Interest income	-	-	70
Total other items	6,040	4,015	22,732

Net loss	$(34,282)	$(36,525)	$(491,649)

Net loss per share:
Basic and diluted

Weighted average shares outstanding:
Basic
Diluted

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period from
			January 1, 2007 (date
	Three month period	Three month period	of inception of the
	ended March 31,	ended March 31	development stage) to
	2012	2011	31-Mar-12

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,282)	$(36,525)	$(491,648)
Non-cash items:

Amortization	302	307	5,739
Unrealized loss on foreign exchange conversion	6,040	4,015	(350)
Gain on settlement of debt	-	-	(23,081)
Accrued interest on convertible loans	1,848	1,848	51,638
Changes in non-cash operating working capital items:			-
Accounts and loans receivables	8,782	7,982	28,789
Accounts payable and accrued liabilities	22,963	36,329	459,138
Cash flows provided by (used in) operating activities	11,911	2,008	(27,353)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equpment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loans & debentures	-	-	1,000
Subscriptions received in advance	-	-	20,000
Cash flows provided by financing activities	-	-	21,000

Change in cash	11,911	2,008	7,750
Cash, beginning	9,221	2,927	5,060

Cash, ending	$(2,690)	$919	$(2,690)

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Management has evaluated events occurring between the end of the three months period ended March 31, 2012 to the date when the financial statements were issued.

NOTES 2 – DUE TO RELATED PARTIES

At March 31, 2012, the Company had received advances from significant shareholders totalling $153,831 (Dec.31, 2011- $148,669). These loans are unsecured and non interest bearing and have not set terms for repayment.

At March 31, 2012, the Company had made loans to significant shareholders of $29,682 (Dec.31 2011- $24,098. This loan is unsecured and non interest bearing and has not set terms for repayment.

At March 31, 2012, the company had accounts payable of $112,673 to a significant shareholder (Dec.31,2011-$90,950). This payables is unsecured and non interest bearing.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 3 – CONVERTIBLE LOANS

At March 31, 2012, the Company had received advances totalling $62,472 (December 31, 2011 - $62,472). On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the lenders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company accrued interest of $1,848 (2011 - $1,848) on the loans during the three months ended March 31, 2012.

The Loans are convertible at the lenders’ option into common stock at the lower of ten day average common share price immediately preceding the date of the Loans or the ten day average common share price immediately preceding the date that a Lender provides Notice of Conversion to the Company, but in no circumstance at a conversion rate of less than $0.001 per common share. The Loans are secured by the assets of the Company, and provide that in the occurrence of certain events the Loans’ maturities are accelerated. The Company may prepay the Loans at anytime without penalty or bonus.

The ten day average share price immediately preceding the date of the loan was equal to the share price on the agreement date. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded.

As at March 31, 2012, the Company has not repaid the Loans, nor has the lender provided a Notice of Conversion to the Company.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Three Months Ended March 31, 2012 and 2011

Our net loss for the three months ended March 31, 2012 totalled $34,282. This compares with our net loss of $36,525 for the three months ended March 31, 2011. General and administrative expenses for the three months ended March 31, 2012 and 2011 were $34,282 and $31,260, respectively. The interest expense was incurred due to advances made by lenders in the amount of $62,472. The Company entered into Convertible Loan Agreements (the “Loans”) with these lenders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Lender agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest total of $31,061 on the Loans as at March 31, 2012. As of March 31, 2012 and the date of this report, the Company has not repaid the Loans, nor has the lender provided a Notice of Conversion to the Company. The Company is in negotiations with the lender to settle the Loans.

The Company had  revenues for the quarter ended March 31, 2012 of  $8,803.

January 1, 2007 to March 31, 2012

The net loss for the period from January 1, 2007 to March 31, 2012 being the development stage totalled $491,649. Of the net loss $491,065  is attributed to general and administrative expenses. We incurred $54,536 of the total net loss due to interest expense on convertible loans made to certain shareholders. Amortization costs for the period were $3,374. Revenue for this period is $34,594.

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

Future Operations

Cash Requirements

During the twelve month period ending December 31, 2012, we project cash requirements of approximately $200,000 as we continue to restructure our activities.

Our estimated funding needs for the balance of the year are summarized below:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2012

Operating, general and administrative costs	$215,000
Revenue	50,000

TOTAL	$200,000

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $34,282 for the quarter ended March 31, 2012 and a net loss of $36,525 for the same period in 2011.

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

Date: April 2, 2014	CANADIAN TACTICAL TRAINING ACADEMY
(Registrant)

By: /s/ Jocelyn Moisan
Jocelyn Moisan
President