Form 10-Q
period 2012-06-30
Canadian Tactical Training Academy Inc.
filed 2014-04-02
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of  June 30, 2012 the registrant’s outstanding common stock consisted of 250,828,633 shares.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$5,889	$9,221
Accounts receivable	11,415	2,297
Sales tax receivable	13,614	13,423
Loans receivable (Note 2)	62,726	24,098
Total current assets	93,644	49,039

Equipment, net	1,157	1,753

	$94,801	$50,792
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$-	$-
Accounts payable and accrued liabilities (Note 2)	205,375	222,770
Convertible loans (Note 3)	62,472	62,472
Loans payable (Note 2)	397,909	259,254
Subscriptions received in advance (Note 4)	20,000	20,000
Total liabilities	685,755	564,496

Stockholders' Deficit
Common stock, $0.001 par value, 450,000,000 shares authorized; 250,828,633 shares issued and outstanding June 30,2012
202,328,633- December 31,2011	202,329	202,329
Additional paid in capital	5,980,431	5,980,431
Deficit	(6,239,098)	(6,239,098)
Deficit accumulated during the development stage	(534,616)	(457,366)
Total stockholders' deficit	(590,954)	(513,704)

	$94,801	$50,792

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					For the period
					from
					January 1, 2007
					(date of inception
					of the development
	Three months ended June 30,		Six month period ended June 30,		stage) to
	2012	2011	2012	2011	June 30,2012

REVENUE
Sales	$29,809	$11,700	$38,612	$12,605	$64,403

OPERATING EXPENSES
Amortization	299	318	601	625	3,673
Interest expense (Note 3)	7,326	2,016	9,722	3,864	61,862
General and administrative	72,438	64,681	106,785	95,941	563,503

TOTAL OPERATING EXPENSES	80,063	67,015	117,108	100,430	629,038

OTHER ITEMS
Unrealized foreign exchange gain (loss)	7,286	(670)	1,246	(4,685)	6,949
Gain on foregiveness of debt					23,081
Realized loss					(82)
Interest income	-	-	-	-	70

TOTAL OTHER ITEMS	7,286	(670)	1,246	(4,685)	30,018

NET LOSS	$(42,968)	$(55,985)	$(77,250)	$(92,510)	$(534,617)

Net loss per share:
Basic and diluted	$(0.0002)	$(0.0003)	$(0.0004)	$(0.00)

Weighted average shares outstanding:
Basic	202,328,633	202,328,633	202,328,633	202,328,633

The accompanying notes are an integral part of these financial statements

ALTUS EXPLORATIONS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			For the period from
			January 1, 2007 (date of
	Six month period	Six month period	inception of the
	ended June 30,	ended June 30,	development stage) to
	2012	2011	30-Jun-12

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,250)	$(92,510)	$(534,616)
Non-cash items:

Amortization	601	625	6,038
Unrealized loss on foreign exchange conversion	1,246	4,685	(7,636)
Gain on settlement of debt	-	-	(23,081)
Accrued interest on convertible loans	3,717	3,864	53,507
Changes in non-cash operating working capital items:
Receivables	47,937	23,804	67,944
Accounts payable and accrued liabilities	118,783	109,119	554,958
Cash flows provided by (used in) operating activities	3,332	1,979	(18,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equpment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loans & debentures	-	-	1,000
Subscriptions received in advance	-	-	20,000
Cash flows provided by financing activities	-	-	21,000

Change in cash	3,332	1,979	829
Cash, beginning	9,221	2,927	5,060

Cash, ending	$5,889	$4,906	$5,889

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Management has evaluated events occurring between the end of the three months period ended June 30, 2012 to the date when the financial statements were issued.

NOTES 2 - DUE TO RELATED PARTIES

At June 30, 2012, the Company had received advances from significant shareholders totalling $140,111 (Dec.31, 2011- $134,627). These loans are unsecured and non interest bearing and have not set terms for repayment.

At June 30, 2012, the Company had made  loans to  significant shareholders of  $62,726 (Dec.31 2011- $15,044). This loan is unsecured and non interest bearing and has not set terms for repayment.

At June 30, 2012, the company had accounts payable of $73,087 to a significant shareholder (Dec.31, 2011-$95,421). This loan is unsecured and non interest bearing.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 3 – CONVERTIBLE LOANS

At June 30, 2012, the Company had received advances totalling $62,472 (December 31, 2011 - $62,472). On March 8, 2007, the Company entered into Convertible Loan Agreements (the “Loans”) with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The Company accrued interest of $3,718 (2011 - $3,718) on the loans during the six months ended June 30, 2012.

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

As at June 30, 2012, the Company has not repaid the Loans, nor have the shareholders’ provided a Notice of Conversion to the Company.

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

NOTE 5 - SUBSEQUENT EVENTS

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Three Months Ended June 30, 2012 and 2011

Our net loss for the three months ended June 30, 2012 totalled $42,968. This compares with our net loss of $55,985 for the three months ended June 30, 2011. General and administrative expenses for the three months ended June 30, 2012 and 2011 were $72,438 and $64,681, respectively. The interest expense was incurred due to advances made in the amount of $62,472. The Company entered into Convertible Loan Agreements (the “Loans”) with these lenders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The lenders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007. The Company accrued interest total of $25,433 on the Loans as at June 30, 2011. As of June 30, 2011 and the date of this report, the Company has not repaid the Loans, nor has the lender provided a Notice of Conversion to the Company. The Company is in negotiations with the lender to settle the Loans.

The Company had revenues for the quarter ended June 30, 2012 of $29,809.

January 1, 2007 to June 30, 2012

The net loss for the period from January 1, 2007 to June 30, 2012 being the development stage totalled $534,617. We incurred $61,862 of the total net loss due to interest expense on convertible loans. Amortization costs for the period were $3,673.

Revenues from January 1, 2007 to June 30, 2012 are $64,403.

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

Future Operations

Cash Requirements

For the twelve month period ending December 31, 2012, we project cash requirements of approximately $200,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2012

Operating, general and administrative costs	$250,000
Revenue	50,000

TOTAL	$200,000

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $42,968 for the quarter ended June 30, 2012 and a net loss of $55,985 for the same period in 2011.

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