Form 10-Q
period 2012-09-30
Canadian Tactical Training Academy Inc.
filed 2014-04-08
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of  April 7, 2014 the registrant’s outstanding common stock consisted of 202,328,633 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

CANADIAN TACTICAL TRAINING ACADEMY INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current
Cash	$2,304	$9,221
Accounts receivable	37,655	15,719
Loan Receivable	47,153	24,098
Total Current Assets	87,112	49,038
Net Fixed Assets	876	1,753
Total Assets	$87,988	$50,791

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$313,864	$222,770
	62,472	62,472
Loans payable	333,329	259,254
Subscriptions received	20,000	20,000
Total Liabilities	729,665	564,496

STOCKHOLDERS' EQUITY
Common Stock, at par value	202,329	202,329
Additional Paid in Capital	5,980,431	5,980,431
Deficit	(6,239,098)	(6,239,098)
Deficit accumulated during development stage	(585,339)	(457,367)
Total Stockholders' Deficit	(641,677)	(513,705)

Total Liabilities and Stockholders' Deficit	$87,988	$50,791

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended	Change of Business on October 1, 2010 to
Period Ended	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

REVENUES	$45,229	$12,701	$6,617	$96	$71,020

Total Revenues	45,229	12,701	6,617	96	71,020

EXPENSES
Amortization	907	927	306	302	3,979
Interest expense	11,524	6,402	1,802	2,538	63,664
Office and Administration	173,201	156,763	66,416	60,824	629,919
Total Expenses	185,632	164,092	68,524	63,664	697,562
NET INCOME (LOSS) FROM OPERATIONS	(140,404)	(151,391)	(61,907)	(63,568)	(626,543)
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	12,431	(9,232)	11,185	(4,547)	18,134
Gain on forgiveness of debt	-	-	-	-	23,081
Realized Gains (Losses)	-	-	-	-	(81)
Interest income	-	-	-	-	70
Total Other Income and Expenses	12,431	(9,232)	11,185	(4,547)	41,204
NET INCOME (LOSS)	(127,973)	(160,623)	(50,722)	(68,115)	(585,339)
Total Comprehensive income (loss)	$(127,973)	$(160,623)	$(50,722)	$(68,115)	$(585,339)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average # of shares outstanding	202,328,633	202,328,633	202,328,633	202,328,633

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

UNAUDITED STATEMENTS OF CASH FLOW

	Nine Months Ended		Change of Business on October 1, 2010 to
	September 30, 2012	September 30, 2011	September 30, 2012

OPERATING ACTIVITIES
Net income (loss) for the period	$(127,973)	$(160,623)	$(585,339)
Adjustment for non-cash expenses
Amortization	907	927	3,979
Foreign currency loss (gain)	(29)	9,232	(5,733)
Gain on Settlement of Debt	-	-	(23,081)
Accrued interest on convertible debt	-	5,607	49,790
Change in:
Accounts Receivable	(44,991)	(8,635)	(24,984)
Accounts payable and accrued liabilities	165,168	153,548	563,008
Cash used in operating activities	(6,918)	56	(22,360)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash used in Investing Activities	-	-	(1,397)

FINANCING ACTIVITIES
Convertible Loan	-	-	1,000
Subscriptions received	-	-	20,000
Cash from Financing Activities	-	-	21,000

INCREASE (DECREASE) IN CASH FOR PERIOD	(6,918)	56	(2,757)
Cash, beginning of period	9,221	2,927	5,060
Cash (overdraft), end of period	$2,304	$2,983	$2,304

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2012

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Canadian Tactical Training Academy Inc.. (the "Company") was incorporated in the state of Nevada on November 2, 2001 as Altus Explorations, Inc . The Company is currently seeking a new business venture.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. At September 30, 2012, the Company has not yet achieved profitable operations and has accumulated losses of $6,824,437 (December 31, 2011 -  $6,696,465) since its inception and has a working capital deficiency of $642,553 (2010 - $515,458). The continuation of the Company as a going concern and the ability of the Company to emerge from the Development stage are dependent upon management's successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the nine months ended September 30, 2012 and 2011, the Company had no components that would cause comprehensive income to be different than net loss.

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

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to non vested options. No options were granted or exercised during the nine months ended September 30, 2012.

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

NOTE 3 - DUE TO RELATED PARTIES

As at September 30, 2012, the Company had received advances from significant shareholders totalling $162,597 (December 31, 2011-$148,669). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at September 30, 2012, the Company had made a loan to significant shareholders of $47,513 (December 31, 2011- $24,098). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at September 30, 2012, the Company had accounts payable of $90,950 to a significant shareholder (December 31, 2011 $80,834).

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 - CONVERTIBLE LOANS

At September 30, 2012, the Company had entered into Convertible Loan Agreements (the "Loans") in the amount of $62,472 (December 31, 2011-$62,472).

Payment of all outstanding principal and interest in relation to these Loans were due in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears and are due upon the maturity of the Loans. The Company accrued interest of $7,497 (December 31, 2011 - $10,075) on the loans during the nine months ended September 30, 2012.

The Loans are convertible at the shareholders' option into common stock at the lower of ten day average common share price immediately preceding the date of the Loans or the ten day average common share price immediately preceding the date that a Lender provides Notice of Conversion to the Company, but in no circumstance at a conversion rate of less than $0.001 per common share. The Loans are secured by the assets of the Company, and provide that in the occurrence of certain events the Loans' maturities are accelerated. The Company may prepay the Loans at any time without penalty or bonus.

The ten day average share price immediately preceding the date of the loan was equal to the share price on the agreement date. The conversion feature had no intrinsic value and accordingly no beneficial conversion feature was recorded.

As at September 30, 2012, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company.

NOTE 5 - COMMON STOCK

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

NOTE 7 - INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2011 - 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2012	2011
Non-capital loss carry forwards	$3,149,222	$3,021,259
Statutory tax rate	35%	35%
Effective tax rate	-	-

Deferred tax asset	$1,102,231	$1,057,441
Valuation allowance	$(1,102,231)	$(1,057,441)

Net deferred tax assets	$-	$-

	2012	2011
Net loss before income taxes	$127,793	$208,419
Non-deductible items	(-)	(16,823)
	$127,793	$191,596

Statutory tax rate	35%	35%

Deferred tax asset	$44,790	$67,059
Change in valuation allowance	(44,790)	(67,059)
	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended Sepember 30, 2012 and 2011. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Nine and Three Months Ended September 30, 2012 and 2011

Our net loss for the nine months ended September 30, 2012 totalled $127,973. This compares with our net loss of $160,623 for the nine months ended September 30, 2011. General and administrative expenses for the nine months ended September 30, 2012 and 2011 were $173,201 and $156,763, respectively.

We incurred interest expense during the nine months ended September 30, 2012 and 2011 were $8,723 and $11,405, respectively. The Company had revenues during the nine months ended September 30, 2012 and 2011 were $45,229 and $12,709, respectively.

Our net loss for the three months ended September 30, 2012 totalled $50,772. This compares with our net loss of $68,155 for the three months ended September 30, 2011. General and administrative expenses for the three months ended September 30, 2012 and 2011 were $66,416 and $60,824, respectively.

We incurred interest expense during the three months ended September 30, 2012 and 2011 were $1,802 and $2,536, respectively. The Company had revenues during the three months ended September 30, 2012 and 2011 were $6,617 and $96, respectively.

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

Estimated Funding Required During the Twelve Month Period Ending September 30, 2013

Operating, general and administrative costs	$300,000
Revenue	50,000
TOTAL	$250,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2013.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $127,973 for the nine months ended September 30, 2012 and a net loss of $160,623 for the same period in 2011.

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

ITEM 4 CONTROLS AND PROCEDURES

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

As of September 30, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

(3) ARTICLES OF INCORPORATION AND BYLAWS

3.1	Articles of Incorporation (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).
3.2	Bylaws (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).
3.3	Certificate of Forward Stock Split filed with Nevada Secretary of State on November 6, 2003. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)
3.4	Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on February 2, 2004. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004
3.5	Certificate of Amendment (Name Change) filed with the Nevada Secretary of State on November 4, 2010.
3.6	Certificate of Amendment to increase the number of authorized shares from 250,000,000 to 450,000,000) filed with the Nevada Secretary of State on June 2, 2011.

(10) MATERIAL CONTRACTS

10.1

Convertible Loan Agreement between Altus Explorations  Inc.  and CodeAmerica  Investments,  LLC  dated  March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).

10.2	Convertible Loan Agreement between Altus Explorations Inc. and Paragon Capital, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2014		CANADIAN TACTICAL TRAINING ACADEMY INC.
(Registrant

	By:	/s/ Jocelyn Moisan
Jocelyn Moisan
President