Form 10-K
period 2012-12-31
Canadian Tactical Training Academy Inc.
filed 2014-04-08
CIK 1165639

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of April 7, 2014 the registrant's outstanding common stock consisted of 250,828,633 shares.

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

We have never been profitable. At December 31, 2012 we had working capital deficit of $680,409. If we do not obtain additional financing or begin generating revenues within the next year, we will have to reduce or suspend or operations. In order to become profitable, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may continue or increase in the future in which case you might lose your investment

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

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

OUR CONTROLLING STOCKHOLDER HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS.

As of December 31, 2012 our controlling stockholder, UWD owned approximately 60% of our issued and outstanding common stock. As a result, UWD is able to significantly influence matters requiring approval of stockholders, including the election of directors and the determination of significant corporate actions. (As of October 1, 2012 UWD owned approximately 48% of our issued and outstanding common stock.)

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

During the fiscal years ended December 31, 2012 and 2011, we incurred total annual rent of $30,000 and $30,331, respectively.

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

As of December 31, 2012, there were 169 holders of record of our common stock. As of such date, 202,328,633 common shares were issued and outstanding.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2012 AND 2011

Our net loss for the twelve months ended December 31, 2012 totalled $166,130. This compares with our net loss of $208,419 for the twelve months ended December 31, 2011. General and administrative expenses for the twelve months ended December 31, 2012 and 2011 were $216,539 and $230,910, respectively.

We incurred interest expense during the year ended December 31, 2012 of $16,649, compared to $8,723 interest expense for the same period in 2011. The Company entered into Convertible Loan Agreements (the "Loans") with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.The Company entered into additional Loans for the conversion of accounts payable ,during the year ended December 31, 2011. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007.

The Company had revenues for the year ended December 31, 2012 of $50,309 (2011 - $15,613).

JANUARY 1, 2007 TO DECEMBER 31, 2012

The net loss for the period from January 1, 2007 to December 31, 2012 being the development stage totalled $623,496.

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve month period ending December 31, 2013, we project cash requirements of approximately $250,000 as we continue to restructure our activities.

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

A. BRAZIL

Security in Brazil will attain unprecedented levels of global importance due to the fact that this region of the world will be host to international events such as the Formula 1 race circuit, the 2014 World Cup soccer championships and the 2016 Olympic Games. CTTA will be working with Canadian government officials and local officials to encompass the specific training and management requirements presented to assist police, private security and military units in dealing with the increase in the need for public maintaining of order

B. MIDDLE EAST (GULF)

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

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $166,130 for the twelve months ended December 31, 2012 and a net loss of $208,419 for the same period in 2011.

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

ITEM 9. ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no independent accountant audit the financial statements for the year ended December 31, in accordance with Rule 3-11 of regulation S-X

ITEM 9(T). CONTROLS AND PROCEDURES

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

As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

No other information

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed

Greg A Thompson	Director, President, and Secretary	58	Nov., 2005 until Sept., 2010
Jocelyn Moisan	President	43	October 1, 2010
Angelo Marino	Secretary, Vice President	42	October 1, 2010
John Farinaccio	Treasurer, Vice President	38	October 1, 2010

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

Specialties

Surveillance, Investigation, Counterintelligence, Personal Protection, Security Management, Countermeasures, Counterterrorism

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

(3)

compliance with applicable governmental laws, rules and regulations

(4)

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)

accountability for adherence to the Code of Business Conduct and Ethics.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Psosition	Year	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options/SARs Granted	Restricted Stock Award(s) Share Units	LTIP Payouts	All Other Compensation
Greg Thompson(2)	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary					l
Director

Jocelyn Moisan	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
President	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Angelo Marino	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Secretary and	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Vice President

John Farinaccio	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Treasurer and Vice	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
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

STOCK OPTIONS/SAR GRANTS

During the year ended December 31, 2012, no options were granted to directors or executive officers. During the year ended December 31, 2004 we granted the following stock options to our current and former directors and executive officers:

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

There were no stock options exercised during the year ended December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

As at December 31, 2012, the Company had received advances from significant shareholders totalling $176,296 (2011-$148,669). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2012, the Company had made a loan to significant shareholders of $47,123 (2011- $24,098). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2012, the company had accounts payable of $90,950 to a significant shareholder ( 2011-$90,950).

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 10, 2007, Dale Matheson Carr-Hilton Labonte LLP, was engaged as our independent accountant. The change of accountant was approved by majority consent of the board of directors dated May 10, 2007. At the same meeting, the Board of Directors approved the dismissal of Malone & Bailey, PC as its independent accountant effective immediately. There were no disagreements between us and Malone & Bailey, PC on any matter of accounting principles or practices, financial statements disclosures or auditing scope and procedures. The former accountant’s report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty other than a going concern uncertainty, auditing scope or accounting principles. Prior to engaging the new accountant, we did not consult with them regarding any accounting or auditing concerns. The fees for services provided by Dale Matheson Carr-Hilton Labonte LLP and Malone & Bailey, PC to us in each of the fiscal years ended December 31, 2009. We did not complete an audit of our financial statements in  December 31, 2012, 2011 and 2010.

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

Signature	Title	Date
By: /s/ Jocelyn Moisan	President	April 7, 2014

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	December 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$482	$9,221
Accounts Receivable	18,824	2,296
Sales tax receivable	19,622	13,423
Loans receivable (Note 3)	47,123	24,098
Total current assets	86,051	49,039

Equipment, net (Note 2)	574	1,753

	$86,625	$50,792

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 3)	$335,510	$222,770
Convertible loans (Note 4)	62,472	62,472
Loans payable (Note 3)	348,478	259,254
Subscriptions received in advance (Note 5)	20,000	20,000
Total liabilities	766,460	564,496

Stockholders' Deficit
Common stock, $0.001 par value, 450,000,000 shares
authorized 202,328,633 shares issued and outstanding
(December 31,2012 and 2011-202,328,633 shares issued and outstanding)	202,329	202,329
Additional paid in capital	5,980,431	5,980,431
Deficit	(6,239,098)	(6,239,098)
Deficit accumulated during the development stage	(623,497)	(457,366)
Total stockholders' deficit	(679,835)	(513,704)

	$86,625	$50,792

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

			For the period from January 1, 2007 (date of inception of the development stage) to December 31, 2012

	Year ended December 31,
	2012	2011

Revenue
Sales	$50,309	$15,613	$76,100

Operating expenses
Depreciation (Note 2)	1,209	1,222	4,281
Interest expense (Note 4)	16,649	8,723	68,789
General and administrative	216,539	220,965	673,257
Total operating expenses	234,397	230,910	746,329

Other items
Foreign exchange gain(loss)	17,978	6,878	23,661
Gain on forgiveness of debt	-	-	23,081
Realized loss	-	-	82
Interest income	-	-	70
Total other items	17,978	6,878	76,730

Net loss	$(166,130)	$(208,419)	$(623,497)

Net loss per share:
Basic	$(0.00)	$(0.00)

Shares outstanding:
Basic	202,328,633	202,328,633

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

			Additional	Accumulated deficit
	Common stock	Amount	paid-in capital	Deficit	Development stage	Total
	Shares	($)	($)	($)	($)	($)

Balance, December 31, 2006	2,328,633	2,329	6,028,217	(6,155,165)	-	(124,619)
Net loss	-	-	-	-	38,353	38,353
Balance, December 31, 2007	2,328,633	2,329	6,028,217	6,155,165	38,353	162,972
Net loss	-	-	-	-	70,492	70,492
Balance, December 31, 2008	2,328,633	2,329	6,028,217	6,155,165	108,845	233,464
Net loss	-	-	-	-	83,757	83,757
Balance, December 31, 2009	2,328,633	2,329	6,028,217	6,155,165	192,602	325,551
Net loss 2010	-	-	-	-	56,346	56,346
Other -2010	200,000,000	200,000	47,786	83,933	-	131,719
Balance, December 31, 2010	202,328,633	202,329	5,980,431	6,239,098	248,948	305,332
Net loss 2011	-	-	-	-	208,419	208,419
Balance, December 31, 2011	202,328,633	202,329	5,980,431	6,239,098	457,367	513,751
Net loss 2012	-	-	-	-	166,130	166,139
Balance, December 31, 2012	202,328,633	202,329	5,980,431	6,239,098	(623,835)	(679,835)

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the period from
			January 1, 2007 (date of
	Year ended	Year ended	inception of the
	December 31,	December 31,	development stage) to
	2012	2011	31-Dec-12

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166,130)	$(208,419)	$(623,497)
Non-cash items:

Amortization	1,209	1,222	4,281
Unrealized loss on foreign exchange conversion	(30)	6,878	5,733
Gain on settlement of debt	-	-	(23,081)
Accrued interest on convertible loans	-	7,497	49,790
Changes in non-cash operating working capital items:
Accounts and loans receivables	(45,752)	(33,763)	(25,745)
Accounts payable and accrued liabilities	201,964	232,879	599,803
Cash flows provided by (used in) operating activities	(8,739)	6,294	(15,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equpment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loans & debentures	-	-	1,000
Subscriptions received in advance	-	-	20,000
Cash flows provided by financing activities	-	-	21,000

Change in cash	(8,739)	6,294	(4,578)
Cash, beginning	9,221	2,927	5,060

Cash, ending	$482	$9,221	$482

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. At December 31, 2012, the Company has not yet achieved profitable operations and has accumulated losses of $6,862,595 (2011 - $6,696,464) since its inception and has a working capital deficiency of $680,509 (2011 - $513,704). The continuation of the Company as a going concern and the ability of the Company to emerge from the Development stage are dependent upon management's successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2012 and 2010, the Company had no components that would cause comprehensive income to be different than net loss.

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

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to non vested options. No options were granted or exercised during the years ended December 31, 2012 and 2011.

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

NOTE 3 - DUE TO RELATED PARTIES

As at  December 31, 2012, the Company had received advances from significant shareholders totalling $176,296 (2010-$148,669). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2012, the Company had made a loan to significant shareholders of $47,123 (2011- $24,098). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2012, the Company had accounts payable of $90,950 to a significant shareholder ( 2010-$80,834).

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 - CONVERTIBLE LOANS

At December 31, 2012, the Company had entered into Convertible Loan Agreements (the "Loans") in the amount of $62,472 (Dec.31, 2010-$62,472).

Payment of all outstanding principal and interest in relation to these Loans were due in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears and are due upon the maturity of the Loans. The Company accrued interest of $7,497 (2010 - $10,075) on the loans during the year ended December 31, 2012.

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

As at December 31, 2012, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company.

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

NOTE 6 - STOCK OPTION PLAN

During the year ended December 31, 2004, the Company established a stock option plan pursuant to which 274,152 common shares were reserved for issuance. During the year ended December 31, 2004, the Company granted 216,250 stock options to directors, executive officers and employees and recognized $222,199 in share-based compensation expense. The options have an exercise price of $0.02 and a term of 10 years. All options were vested as of December 30, 2005 and are outstanding as of December 31, 2012.

NOTE 7 - INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2011 - 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	2011	2010
Non-capital loss carry forwards	$3,187,389	$3,021,259
Statutory tax rate	35%	35%
Effective tax rate	-	-

Deferred tax asset	$1,115,586	$1,057,441
Valuation allowance	$(1,115,586)	$(1,057,441)

Net deferred tax assets	$-	$-

	2012	2011
Net loss before income taxes	$166,130	$208,419
Non-deductible items	-	(16,823)
	$166,130	$191,596

Statutory tax rate	35%	35%

Deferred tax asset	$58,145	$67,059
Change in valuation allowance	(58,145)	(67,059)
	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2012 and 2009. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.