Form 10-Q
period 2013-03-31
Canadian Tactical Training Academy Inc.
filed 2014-04-08
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

CANADIAN TACTICAL TRAINING ACADEMY INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current
Cash	$640	$482
Accounts receivable	26,553	38,446
Loan Receivable	47,078	47,123
Total Current Assets	74,271	86,051
Net Fixed Assets	274	574
Total Assets	$74,545	$86,625

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$335,353	$335,510
Convertible Note payable	62,472	62,472
Loans payable	352,478	348,478
Subscriptions received	20,000	20,000
Total Liabilities	770,303	766,460

STOCKHOLDERS' EQUITY
Common Stock, at par value	202,329	202,329
Additional Paid in Capital	5,980,431	5,980,431
Deficit	(6,239,098)	(6,239,098)
Deficit accumulated during development stage	(639,420)	(623,497)
Total Stockholders' Deficit	(695,758)	(679,835)

Total Liabilities and Stockholders' Deficit	$75,545	$86,625

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Change of Business on October 1, 2010 to
Period Ended	March 31, 2013	March 31, 2012	March 31, 2013

REVENUES	$13,275	$8,803	$89,375

Total Revenues	13,275	8,803	89,375

EXPENSES
Amortization	300	302	4,281
Interest expense	5,310	2,396	74,099
Office and Administration	39,030	34,347	712,287
Total Expenses	44,340	37,045	790,667
NET INCOME (LOSS) FROM OPERATIONS	(31,065)	(28,242)	(701,292)
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	15,439	(6,040)	39,100
Gain on forgiveness of debt	-	-	23,081
Realized Gains (Losses)	-	-	(82)
Interest income	3	-	73
Total Other Income and Expenses	15,442	(6,040)	62,172
NET INCOME (LOSS)	(15,623)	(34,282)	(639,120)
Total Comprehensive income (loss)	$(15,623)	$(34,282)	$(639,120)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average # of shares outstanding	202,328,633	202,328,633

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

UNAUDITED STATEMENTS OF CASH FLOW

	Three Months Ended		Change of Business on October 1, 2010 to
	March 31, 2013	March 31, 2012	March 31, 2013
OPERATING ACTIVITIES
Net income (loss) for the period	$(15,623)	$(34,282)	$(639,420)
Adjustment for non-cash expenses
Amortization	300	302	4581
Foreign currency loss (gain)	-	6,040	(5,733)
Gain on Settlement of Debt	-	-	(23,081)
Accrued interest on convertible debt	-	1,848	49,790
Change in:
Accounts Receivable	11,958	(8,782)	(13,807)
Accounts payable and accrued liabilities	3,843	22,963	603,647
Cash used in operating activities	158	(11,911)	(24,023)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash used in Investing Activities	-	-	(1,397)

FINANCING ACTIVITIES
Convertible Loan	-	-	1,000
Subscriptions received	-	-	20,000
Cash from Financing Activities	-	-	21,000

INCREASE (DECREASE) IN CASH FOR PERIOD	158	(11,911)	(4,420)
Cash, beginning of period	482	9,211	5,060
Cash (overdraft), end of period	$640	$(2,690)	$640

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. At March 31, 2013, the Company has not yet achieved profitable operations and has accumulated losses of $6,878,518 (December 31, 2012 -  $6,862,595) since its inception and has a working capital deficiency of $696,032 (2012 - $680,409). The continuation of the Company as a going concern and the ability of the Company to emerge from the Development stage are dependent upon management's successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the three months ended March 31, 2013 and 2012, the Company had no components that would cause comprehensive income to be different than net loss.

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

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to non vested options. No options were granted or exercised during the three months ended March 31, 2013.

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

NOTE 3 - DUE TO RELATED PARTIES

As at March 31, 2013, the Company had received advances from significant shareholders totalling $180,295 (December 31, 2012-$152,686). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at March 31, 2013, the Company had made a loan to significant shareholders of $47,078 (December 31, 2012- $47,123). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at March 31, 2013, the Company had accounts payable of $90,950 to a significant shareholder (December 31, 2012 $80,834).

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 - CONVERTIBLE LOANS

At March 31, 2013, the Company had entered into Convertible Loan Agreements (the "Loans") in the amount of $62,472 (December 31, 2011-$62,472).

Payment of all outstanding principal and interest in relation to these Loans were due in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears and are due upon the maturity of the Loans. The Company accrued interest of $7,497 (December 31, 2011 - $10,075) on the loans during the three months ended March 31, 2013.

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

As at March 31, 2013, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company.

NOTE 5 - COMMON STOCK

On June 2, 2011- The authorized number of shares was increased from 250,000,000 to 450,000,000.

NOTE 6 - STOCK OPTION PLAN

During the year ended December 31, 2004, the Company established a stock option plan pursuant to which 274,152 common shares were reserved for issuance. During the year ended December 31, 2004, the Company granted 216,250 stock options to directors, executive officers and employees and recognized $222,199 in share-based compensation expense. The options have an exercise price of $0.02 and a term of 10 years. All options were vested as of December 30, 2005 and are outstanding as of March 31, 2013.

NOTE 7 - INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2011 - 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	March 31, 2013	December 31, 2012
Non-capital loss carry forwards	$3,203,312	$3,187,389
Statutory tax rate	35%	35%
Effective tax rate	-	-

Deferred tax asset	$1,121,054	$1,115,589
Valuation allowance	$(1,121,054)	$(1,115,586)

Net deferred tax assets	$-	$-

	March 31, 2013	December 31, 2012
Net loss before income taxes	$15,923	$166,130
Non-deductible items	-	-
	$15,923	$166,130

Statutory tax rate	35%	35%

Deferred tax asset	$5,468	$58,145
Change in valuation allowance	(5,468)	(58,145)
	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended September 30, 2012 and 2011. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

Our net loss for the three months ended March 31, 2013 totalled $15,623. This compares with our net loss of $34,282 for the three months ended March 31, 2012. General and administrative expenses for the three months ended March 31, 2013 and 2012 were $39,030 and $156,763, respectively.

We incurred interest expense during the three months ended March 31, 2013 and 2012 were $8,723 and $11,405, respectively. The Company had revenues during the three months ended March 31, 2013 and 2011 were $45,229 and $12,709, respectively.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $15,923 for the three months ended March 31, 2013 and a net loss of $34,282 for the same period in 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Date: April 8, 2014		CANADIAN TACTICAL TRAINING ACADEMY INC.
(Registrant

	By:	/s/ Jocelyn Moisan
Jocelyn Moisan
President