Form 10-Q
period 2014-03-31
Canadian Tactical Training Academy Inc.
filed 2014-05-28
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

      . TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

As of  May 1, 2014 the registrant’s outstanding common stock consisted of 202,328,633 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

CANADIAN TACTICAL TRAINING ACADEMY INC.

BALANCE SHEETS

(Unaudited

	March 31, 2014	December 31, 2013
ASSETS
Current
Cash	$3,216	$2,025
Accounts receivable	9,562	26,218
Loan Receivable	14,508	45,278
Total Current Assets	27,286	73,521
Total Assets	$27,286	$73,521

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$352,639	$393,540
Convertible Note payable	62,472	62,472
Loans payable	347,417	350,493
Subscriptions received	20,000	20,000
Total Liabilities	782,528	826,505

STOCKHOLDERS' EQUITY
Common Stock, at par value	202,329	202,329
Additional Paid in Capital	5,980,431	5,980,431
Deficit	(6,239,098)	(6,239,098)
Deficit accumulated during development stage	(698,903)	(696,646)
Total Stockholders' Deficit	(755,241)	(752,984)

Total Liabilities and Stockholders' Deficit	$27,286	$73,521

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Change of Business on October 1, 2010 to
	March 31,	March 31,	March 31,
Period Ended	2014	2013	2014

REVENUES	$19,869	$13,275	$176,341

Total Revenues	19,869	13,275	176,341

EXPENSES
Amortization	-	300	4,281
Interest expense	6,756	5,310	90,934
Office and Administration	15,370	39,030	843,633
Total Expenses	22,126	44,340	939,422
NET INCOME (LOSS) FROM OPERATIONS	(2,257)	(31,065)	(763,081)
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	-	15,439	41,105
Gain on forgiveness of debt	-	-	23,081
Realized Gains (Losses)	-	-	(82)
Interest income	-	3	73
Total Other Income and Expenses	-	15,442	64,178
NET INCOME (LOSS)	(2,257)	(15,623)	(698,903)
Total Comprehensive income (loss)	$(2,257)	$(15,623)	$(698,903)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average # of shares outstanding	202,328,633	202,328,633

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

UNAUDITED STATEMENTS OF CASH FLOW

	Three Months Ended		Change of Business on October 1, 2010 to
	March 31,	March 31,	March 31,
	2014	2013	2014

OPERATING ACTIVITIES
Net income (loss) for the period	$(2,257)	$(15,623)	$(698,903)
Adjustment for non-cash expenses
Amortization	-	300	4,855
Foreign currency loss (gain)	-	-	(5,733)
Gain on Settlement of Debt	-	-	(23,081)
Accrued interest on convertible debt	-	-	49,790
Change in:
Accounts Receivable	47,426	11,958	(21,208)
Accounts payable and accrued liabilities	(40,901)	3,843	352,639
Cash used in operating activities	4,268	158	(341,642)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash used in Investing Activities	-	-	(1,397)

FINANCING ACTIVITIES
Convertible Loan	-	-	62,472
Loans payable	(3,076	-	258,723
Subscriptions received	-	-	20,000
Cash from Financing Activities	-	-	341,195

INCREASE (DECREASE) IN CASH FOR PERIOD	1,192	158	(1,844)
Cash, beginning of period	2,025	482	5,060
Cash (overdraft), end of period	$3,216	$640	$3,216

The Accompanying notes are integral part of these unaudited financial statements.

CANADIAN TACTICAL TRAINING ACADEMY INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2013

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Canadian Tactical Training Academy Inc. (the "Company") was incorporated in the state of Nevada on November 2, 2001 as Altus Explorations, Inc . The Company is currently seeking a new business venture.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. At March 31, 2014, the Company has not yet achieved profitable operations and has accumulated losses of $6,938,001 (December 31, 2013 - $6,935,744) since its inception and has a working capital deficiency of $696,032 (2013 - $680,409). The continuation of the Company as a going concern and the ability of the Company to emerge from the Development stage are dependent upon management's successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the three months ended March 31, 2014 and 2013, the Company had no components that would cause comprehensive income to be different than net loss.

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

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to non vested options. No options were granted or exercised during the three months ended March 31, 2014.

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

NOTE 3 - DUE TO RELATED PARTIES

As at March 31, 2014, the Company had received advances from significant shareholders totalling $180,295 (December 31, 2013-$152,686). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at March 31, 2014, the Company had made a loan to significant shareholders of $14,508 (December 31, 2013- $45,228). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at March 31, 2014, the Company had accounts payable of $90,950 to a significant shareholder (December 31, 2013 $90,950).

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 - CONVERTIBLE LOANS

At March 31, 2014, the Company had entered into Convertible Loan Agreements (the "Loans") in the amount of $62,472 (December 31, 2013-$62,472).

Payment of all outstanding principal and interest in relation to these Loans were due in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears and are due upon the maturity of the Loans. The Company accrued interest of $6,756 (December 31, 2013 - $15,389) on the loans during the three months ended March 31, 2014.

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

As at March 31, 2014, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company.

NOTE 5 - COMMON STOCK

On June 2, 2011- The authorized number of shares was increased from 250,000,000 to 450,000,000.

NOTE 6 - STOCK OPTION PLAN

During the year ended December 31, 2004, the Company established a stock option plan pursuant to which 274,152 common shares were reserved for issuance. During the year ended December 31, 2004, the Company granted 216,250 stock options to directors, executive officers and employees and recognized $222,199 in share-based compensation expense. The options have an exercise price of $0.02 and a term of 10 years. All options were vested as of December 30, 2005 and are outstanding as of March 31, 2014.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

Our net loss for the three months ended March 31, 2014 totalled $2,257. This compares with our net loss of $15,623 for the three months ended March 31, 2013. General and administrative expenses for the three months ended March 31, 2014 and 2013 were $15,370 and $39,030, respectively.

We incurred interest expense during the three months ended March 31, 2014 and 2013 were $6,756 and $5,310, respectively. The Company had revenues during the three months ended March 31, 2014 and 2013 were $19,869 and $13,275, respectively.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2014.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $2,257 for the three months ended March 31, 2014 and a net loss of $13,275 for the same period in 2013.

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

As of March 31, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Date: May 27, 2014

CANADIAN TACTICAL TRAINING ACADEMY INC.

(Registrant)

By: /s/ Jocelyn Moisan

Jocelyn Moisan

President