Form 10-Q
period 2014-06-30
Canadian Tactical Training Academy Inc.
filed 2014-08-22
CIK 1165639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
Form 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from ___ to ___
001-31444
 (Commission File Number)
EARTH LIFE SCIENCES INC.
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
Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filed [   ] Smaller reporting company [ X ]
Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes [] No [ X  ]
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 20, 2014 the registrant’s outstanding common stock consisted of 202,328,633 shares.

1

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

1

EARTH LIFE SCIENCES INC.
BALANCE SHEETS
(Unaudited

	June 30, 2014	December 31, 2013
ASSETS
Current
Cash	$ 962	$ 2,025
Accounts receivable	4,018	26,218
Loan Receivable	28,217	45,278
Total Current Assets	33,197	73,521
Total Assets	$ 33,197	$ 73,521

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 362,624	$ 393,540
Convertible Note payable	62,472	62,472
Loans payable	345,790	350,493
Total Liabilities	770,887	806,505

STOCKHOLDERS' EQUITY
Common Stock, at par value	202,329	202,329
Additional Paid in Capital	5,980,431	5,980,431
Common Stock Payable	20,0000	20,000
Deficit accumulated during development stage	(6,239,098)	(6,239,098)
Deficit	(701,351)	(696,646)
Total Stockholders' Deficit	(737,689)	(732,984)

Total Liabilities and Stockholders' Deficit	$ 33,197	$ 73,521

The Accompanying notes are integral part of these unaudited financial statements.

1

EARTH LIFE SCIENCES INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
Period Ended	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUES	$ 34,035	$ 32,188	$ 14,166	$ 18,913

Total Revenues	34,035	32,188	14,166	18,913

EXPENSES
Amortization	-	574	-	274
Interest expense	6,952	9,313	196	4,003
Office and Administration	31,788	79,581	16,418	40,551
Total Expenses	38,740	89,468	16,614	44,340
NET INCOME (LOSS) FROM OPERATIONS	(4,705)	(57,280)	(2,448)	(25,915)
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	-	9,214	-	6,225
Interest income	-	2	-	1
Total Other Income and Expenses	-	15,442	-	6,226
NET INCOME (LOSS)	(4,705)	(15,623)	(2,448)	(32,141)
Total Comprehensive income (loss)	$ (4,705)	$ (15,623)	$ (2,448)	$ (32,141)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average # of shares outstanding	202,328,633	202,328,633	202,328,633	202,328,633

The Accompanying notes are integral part of these unaudited financial statements.

1

EARTH LIFE SCIENCES INC.
UNAUDITED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30, 2014	June 30, 2013

OPERATING ACTIVITIES
Net income (loss) for the period	$ (4,705)	$ (48,064)
Adjustment for non-cash expenses
Amortization	-	574
Change in:
Accounts Receivable	39,264	14,710
Accounts payable and accrued liabilities	(35,622)	31,400
Cash used in operating activities	(1,063)	(1,380)

INVESTING ACTIVITIES
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Cash from Financing Activities	-	-

INCREASE (DECREASE) IN CASH FOR PERIOD	(1,063)	(1,380)
Cash, beginning of period	2,025	482
Cash (overdraft), end of period	$ 962	$ (898)

The Accompanying notes are integral part of these unaudited financial statements.

1

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Earth Life Sciences Inc.. (the "Company") was incorporated in the state of Nevada on November 2, 2001 as Altus Explorations, Inc. The Company is currently seeking a new business venture.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. At June 30, 2014, the Company has not yet achieved profitable operations and has accumulated losses of $6,940,449 (December 31, 2013 -  $6,935,744) since its inception and has a working capital deficiency of $732,984 (2013 - $680,409). The continuation of the Company as a going concern and the ability of the Company to emerge from the Development stage are dependent upon management's successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

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

1

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the three months ended June 30, 2014 and 2013, the Company had no components that would cause comprehensive income to be different than net loss.

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

1

associated with the issuance of stock options will be recognized over its vesting period based on the estimated grant-date fair value.

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to non-vested options. No options were granted or exercised during the six months ended June 30, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing allincremental financial reporting requirements for development stage entities. Theamendments also reduce data maintenance and, for those entities subject toaudit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows,and shareholder equity.  Early application of each of the amendments is permitted for any annualreporting period or interim period for which the entity’s financial statements havenot yet been issued (public business entities) or made available for issuance(other entities). Upon adoption, entities will no longer present or disclose anyinformation required by Topic 915.  The Company has adopted this standard.
In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.
In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.
We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 - DUE TO RELATED PARTIES

As at June 30, 2014, the Company had received advances from significant shareholders totalling $180,295 (December 31, 2013-$152,686). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at June 30, 2014, the Company had made a loan to significant shareholders of $14,508 (December 31, 2013- $45,228). These loans are unsecured, non-interest bearing and have no set terms for repayment.

1

As at June 30, 2014, the Company had accounts payable of $90,950 to a significant shareholder (December 31, 2013$90,950).

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 - CONVERTIBLE LOANS

At June 30, 2014, the Company had entered into Convertible Loan Agreements (the "Loans") in the amount of $62,472 (December 31, 2013-$62,472).

Payment of all outstanding principal and interest in relation to these Loans were due in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears and are due upon the maturity of the Loans. The Company accrued interest of $6,952 (December 31, 2013 - $15,389) on the loans during the six months ended June 30, 2014.

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

As at June 30, 2014, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company.

NOTE 5 - COMMON STOCK

On June 2, 2011- The authorized number of shares was increased from 250,000,000 to 450,000,000.

NOTE 6 - STOCK OPTION PLAN

During the year ended December 31, 2004, the Company established a stock option plan pursuant to which 274,152 common shares were reserved for issuance. During the year ended December 31, 2004, the Company granted 216,250 stock options to directors, executive officers and employees and recognized $222,199 in share-based compensation expense. The options have an exercise price of $0.02 and a term of 10 years. All options were vested as of December 30, 2005 and are outstanding as of June 30, 2014.

1

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three and six Months Ended June 30, 2014 and 2013

Our net loss for the six months ended June 30, 2014 totalled $4,705. This compares with our net loss of $48,064 for the six months ended June 30, 2013. General and administrative expenses for the six months ended June 30, 2014and 2013 were $31,788 and $79,581, respectively.

We incurred interest expense during the six months ended June 30, 2014and 2013 were $6,952 and $9,313, respectively. The Company had revenues during the six months ended June 30, 2014and 2013 were $34,035 and $32,188, respectively.

Our net loss for the three months ended June 30, 2014 totalled $2,448. This compares with our net loss of $25,915 for the six months ended June 30, 2013. General and administrative expenses for the three months ended June 30, 2014and 2013were $16,418 and $44,828, respectively.
We incurred interest expense during the three months ended June 30, 2014and 2013 were $196 and $4,003, respectively. The Company had revenues during the three months ended June 30, 2014and 2013 were $14,166 and $18,993, respectively.

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

1

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2014.

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

CTTA FIELD OF EXPERTISE

CTTA offers various training programs for law enforcement, private security and civilians such as:

●	TACTICAL TRAINING: Defensive Tactics, Pressure Points, Handcuffing, Baton, Firearms and more.
●	BASIC TRAINING: Private security and investigation.
●	SPECIALIZED TRAINING: Executive Protection, Airport Security, Port Facilities Security, Crowd Control, Counter Terrorism and more.
●	CIVILIAN TRAINING: Corporate Safety Awareness, Street Survival and more.

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

1

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

1

There are a lot of possibilities worldwide. CTTA is already involved in projects development in the Middle East (Kuwait and Qatar) and in Brazil. Other countries have also showed their interest in CTTA.

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $2,257 for the three months ended June 30, 2014 and a net loss of $13,275 for the same period in 2013.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There are no assurances that we will be able, over the next twelve months, to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder advances necessary to support Earth Life Sciences Inc.'s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Earth Life Sciences Inc. If adequate working capital is not available, Earth Life Sciences Inc. may be required to cease its operations.
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
As of June 30, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.
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

1

requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Principal Financial Officer in connection with the audit of our financial statements as of December 31, 2009 and communicated the matters to our management.
Management believes that the material weaknesses set forth in items (1), (2) and(3) above did not have an effect on the Company's financial results.
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

1

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

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

Date: August 20, 2014 EARTH LIFE SCIENCES INC. (Registrant) By: /s/ Angelo Marino ------------------------------------ Angelo Marino President

Exhibit 31.1
CERTIFICATION
PURSUANT TO RULE 13a-14(a) OR 15d-14(a)
OF THE U.S. SECURITIES EXCHANGE ACT OF 1934
I, Angelo Marino, certify that:
1. I have reviewed this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014 of Canadian Tactical Training Academy, Inc.
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;
b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting;
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's control over financial reporting.

Date: August 20, 2014 By: /s/ Angelo Marino ---------------------------------- Angelo Marino President

Exhibit 32.1
CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350
AND RULE 13a-14(b) OR RULE 15d-14(b)
OF THE U.S. SECURITIES EXCHANGE ACT OF 1934
In connection with the quarterly report of Altus Canadian Tactical Training Academy, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended June 30, 2014 (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 20, 2014 /s/ Angelo Marino ----------------------------------- Angelo Marino President