Form 10-Q
period 2014-09-30
Canadian Tactical Training Academy Inc.
filed 2014-11-17
CIK 1165639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549
Form 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
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
Yes [] No [  X   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2014 the registrant’s outstanding common stock consisted of6,533,249 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year.

EARTH LIFE SCIENCES INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current
Cash	$ 5,024	$ 2,025
Accounts receivable	4,018	26,218
Loan Receivable	31,694	45,278
Total Current Assets	40,736	73,521
Total Assets	$ 40,736	$ 73,521

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 364,204	$ 393,540
Convertible Note payable	62,472	62,472
Loans payable	351,864	350,493
Total Liabilities	778,540	806,505

STOCKHOLDERS' EQUITY
Common Stock, at par value	202,329	202,329
Additional Paid in Capital	5,980,431	5,980,431
Common Stock Payable	20,000	20,000
Deficit accumulated during development stage	(6,239,098)	(6,239,098)
Deficit	(701,466)	(696,646)
Total Stockholders' Deficit	(737,804)	(732,984)

Total Liabilities and Stockholders' Deficit	$ 40,736	$ 73,521

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
Period Ended	Sept 30, 2014	Sept 30, 2013	Sept 30, 2014	Sept 30, 2013

REVENUES	$ 57,242	$ 58,161	$ 23,207	$ 25,973

Total Revenues	57,242	58,161	23,207	25,973

EXPENSES
Amortization	-	574	-	-
Interest expense	13,145	9,978	6,193	4,668
Office and Administration	44,212	114,640	12,424	74,610
Total Expenses	57,357	125,192	18,617	80,278
NET INCOME (LOSS) FROM OPERATIONS	(115)	(67,175)	4,590	(54,306)
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	-	10,175	-	(5,263)
Interest income	-	4	-	-
Total Other Income and Expenses	-	10,179	-	(5,263)
NET INCOME (LOSS)	(115)	(56,853)	4,590	(59,569)
Total Comprehensive income (loss)	$ (115)	$ (56,853)	$ 4,590	$ (59,569)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average # of shares outstanding	6,533,249	202,328,633	6,533,249	202,328,633

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
UNAUDITED STATEMENTS OF CASH FLOW

	Nine Months Ended
	Sept 30, 2014	Sept 30, 2013

OPERATING ACTIVITIES
Net income (loss) for the period	$ (115)	$ (56,853)
Adjustment for non-cash expenses
Amortization	-	574
Change in:
Accounts Receivable	750	13,269
Accounts payable and accrued liabilities	(3,200)	43,198
Cash used in operating activities	(2,565)	189

INVESTING ACTIVITIES
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Cash from Financing Activities	-	-

INCREASE (DECREASE) IN CASH FOR PERIOD	(2,565)	189
Cash, beginning of period	2,025	482
Cash (overdraft), end of period	$ (540)	$ 671

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Earth Life Sciences Inc. (the "Company") was incorporated in the state of Nevada on November 2, 2001 as Altus Explorations, Inc . The Company is currently seeking a new business venture.

On October 1, 2010, Altus entered into a Share Exchange Agreement (the "Agreement") with UWD UnitasWorld Development Inc. ("UWD"), a privately held Canadian incorporated company. Pursuant to the Agreement, Altus issued 80,000,000 shares of common stock for the acquisition of 450 shares of common stock of The Canadian Tactical Training Academy Inc., representing 100% of the issued and outstanding shares of common stock, which were held by UWD. Further, Altus changed its name to Canadian Tactical Training Academy Inc. and increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock and then further from 250,000,000 to 450,000,000. The Company assumed the business Canadian Tactical Training Academy Inc., which is the training of law enforcement, security, investigation and protection for officers and individuals.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. At September 30, 2014, the Company has not yet achieved profitable operations and has accumulated losses of $ 6,940,564  ( December 31,  2013  -   $6,935,744) since its inception and has a working capital deficiency of $ 737,804  ( 2013  - $695,758). The continuation of the Company as a going concern and the ability of the Company to emerge from the Development stage are dependent upon management's successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reportingperiods. Actual results could materially differ from those estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of impairment of long lived assets, expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the three months ended September 30, 2014 and 2013, the Company had no components that would cause comprehensive income to be different than net loss.

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

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to non-vested options. No options were granted or exercised during the nine months ended September 30, 2014.

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

NOTE 3 - DUE TO RELATED PARTIES

As at September 30, 2014, the Company had received advances from significant shareholders totalling $180,295 (December 31, 2013 - $152,686). These loans are unsecured, non-interest bearing and have no set terms for repayment.
As at September 30, 2014, the Company had made a loan to significant shareholders of $15,258 (December 31, 2013 - $45,228). These loans are unsecured, non-interest bearing and have no set terms for repayment.
As at September 30, 2014, the Company had accounts payable of $166,060 to a significant shareholder (December 31, 2013 - $167,860).

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 - CONVERTIBLE LOANS

At September 30, 2014, the Company had entered into Convertible Loan Agreements (the "Loans") in the amount of $62,472 (December 31, 201 3 -$62,472).

Payment of all outstanding principal and interest in relation to these Loans were due in full on January 2, 2008.

The Loans interest rates are 12% per annum payable in arrears and are due upon the maturity of the Loans. The Company accrued interest of $13,145 (December 31, 2013 - $ 15,389) on the loans during the nine months ended September 30, 2014.

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

As at September 30, 2014, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company.

NOTE 5 - COMMON STOCK

On June 2, 2011- The authorized number of shares was increased from 250,000,000 to 450,000,000.

NOTE 6 - STOCK OPTION PLAN

During the year ended December 31, 2004, the Company established a stock option plan pursuant to which 274,152 common shares were reserved for issuance. During the year ended December 31, 2004, the Company granted 216,250 stock options to directors, executive officers and employees and recognized $222,199 in share-based compensation expense. The options have an exercise price of $0.02 and a term of 10 years. All options were vested as of December 30, 2005 and are outstanding as of September 30, 2014.

  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
 RESULTS OF OPERATIONS

 Threeand nine Months Ended September 30, 2014and 2013
Our net loss for the nine months ended September 30, 2014 totalled $115. This compares with our net loss of $67,175 for the nine months ended September 30, 2013. General and administrative expenses for the nine months ended September 30, 2014and 2013 were $44,212 and $114,640, respectively.
We incurred interest expense during the nine months ended September 30, 2014and 2013 of $13,145 and $9,978, respectively.  The Company had revenues during the nine months ended September 30, 2014and 2013 of $57,242 and $58,161, respectively.
Our net gain for the three months ended September 30, 2014 totalled $4,590. This compares with our net loss of $54,306 for the three months ended September 30, 2013. General and administrative expenses for the three months ended September 30, 2014 and 2013 were $12,424 and $74,610, respectively.

We incurred interest expense during the three months ended September 30, 2014 and 2013 of $6,193 and $4,668, respectively.  The Company had revenues during the three months ended September 30, 2014 and 2013 of $23,207 and $25,973, respectively.

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

 PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending September 30, 2015.

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

CTTA has signed an MOU with a Kuwaiti partner projecting to begin training members of the National Police Force of Kuwait in the fall of 2011. Negotiations are also underway for a similar project in Qatar.

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

MARKET AND COMPETITON

INDUSTRY OVERVIEW

Economic instability, social conflicts, terrorism threats and crime are a big part of today's world. Therefore, police and private security forces, along with corporations and individuals have to face a lot of challenges when it comes to safety. Being well trained is often a major key in order to adequately face these challenges. Whether it is about learning new ways of doing things or practicing fundamentals skills, the private security and law enforcement training corporations are more and more solicited.

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

1. SECURITY MARKET ANALYSIS

Private law enforcement careers are rated among "the 30 best-paying fast-track careers".
●	Ontario employs approximately 70,000 private law enforcement professionals, versus 25,000 public police officers.
●	The US Bureau of Labor Statistics Reports Private Law Enforcement is projected to grow better than 20% by 2018.
●	The US Bureau of Labor Statistics reports the average income of a private investigator -with training- at $60,390.
●	Security directors, in the same report, average $77,000-$80,000 and security guards about $40,000.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net income of $4,590 for the three months ended September 30, 2014 and a net loss of $54,306 for the same period in 2013.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There are no assurances that we will be able, over the next twelve months, to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing or shareholder advances necessary to support  Earth Life Sciences Inc. 's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Earth Life Sciences Inc.  If adequate working capital is not available, Earth Life Sciences Inc. may be required to cease its operations.

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
As of September 30, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.
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
We are committed to improving our financial organization. As part of this commitment, we will (i) create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company (ii) preparing and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.
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

Date: November 14 , 2014 EARTH LIFE SCIENCES INC. (Registrant) By: /s/ Angelo Marino ------------------------------------ Angelo Marino President

Exhibit 31.1
CERTIFICATION
PURSUANT TO RULE 13a-14(a) OR 15d-14(a)
OF THE U.S. SECURITIES EXCHANGE ACT OF 1934
I, Angelo Marino, certify that:
1. I have reviewed this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2014 of Earth Life Sciences, Inc.
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

Date: November 14, 2014 By: /s/ Angelo Marino ---------------------------------- Angelo Marino President

Exhibit 32.1
CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350
AND RULE 13a-14(b) OR RULE 15d-14(b)
OF THE U.S. SECURITIES EXCHANGE ACT OF 1934
In connection with the quarterly report of Earth Life Sciences, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended September 30, 2014 (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2014 /s/ Angelo Marino ----------------------------------- Angelo Marino President