Form 10-K
period 2014-12-31
EARTH LIFE SCIENCES INC
filed 2015-05-28
CIK 1165639

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

          . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X ..

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2015 the registrant's outstanding common stock consisted of 6,533,249 shares.

EARTH LIFE SCIENCES INC.

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

ABOUT OUR CONTROLLING STOCKHOLDER

As a result of the Acquisition, and other transactions, UNITAS owns approximately 47.8 % of our issued and outstanding common stock (as of October 1, 2012). UNITAS, formed in 2006, is an International Risk Management and Logistics firm whose safety-oriented, pro-active approach entails the special guidance and instruction of experienced professionals from various disciplines of both the public and private security worlds. UNITAS is a Canadian based leader in the international security spectrum, strategically founded to act as an umbrella organization for its sister companies, the Canadian Tactical Training Academy and Specialized Security and Investigation Services (SSIS). Its specialists have managed training programs as well as field security, protection and investigative operations on over fifty countries.

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

•

Made of 100% virgin lightweight polycarbonate

•

Force resistance of 5,200 lbs

•

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

EMPLOYEES

At this time the Company has no full time employees. The directors manage the company without compensation. Unitas, the controlling shareholder is providing office and support staff at no cost to the Company. The Company intends to enter into a Management, Staffing, and Facilities contract in the immediate future.

The directors and former directors are fulfilling the following roles:

JOCELYN MOISAN

Chair the Board of Directors mandated to direct all strategic planning of both local and international activities through the executive committee. Evaluate and negotiate the implementation of security based requirements for homeland and foreign, governmental and non-governmental clientele.

JOHN FARINACCIO

Steer all strategic planning of both local and international activities through the executive committee, oversee and advise the administrative and training directorates in their daily operations and Chair the Board of Directors in the absence of the President.

ANGELO M. MARINO

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

OUR CONTROLLING STOCKHOLDER HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS.

As of December 31, 2014 our controlling stockholder, UWD owned approximately 60% of our issued and outstanding common stock. As a result, UWD is able to significantly influence matters requiring approval of stockholders, including the election of directors and the determination of significant corporate actions. (As of October 1, 2012 UWD owned approximately 48% of our issued and outstanding common stock.)

BECAUSE THE MARKET FOR OUR COMMON STOCK IS LIMITED, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES OF COMMON STOCK.

There is currently a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "CLTS." As a result, you may not be able to resell your securities in open market transactions.

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

No matters were submitted to a vote of shareholders in the fourth quarter of 2014.

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

In June 2014 we declared a reverse stock split and each shares of common stock outstanding was replaced by one fortieth of a share of common stock. No fractional shares were issued. The reverse split took place on June 2, 2014. As of that date and following the reverse split of the stock, we had a total of 6,533,249 common shares issued and outstanding.

As of December 31, 2014, there were 169 holders of record of our common stock. As of such date, 6,533,249 common shares were issued and outstanding.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

Our net loss for the twelve months ended December 31, 2014 totalled $5,006. This compares with our net loss of $73,149 for the twelve months ended December 31, 2013. General and administrative expenses for the twelve months ended December 31, 2014 and 2013 were $53,059 and $155,006, respectively.

We incurred interest expense during the year ended December 31, 2014 of $18,450, compared to $15,389 interest expense for the same period in 2013. The Company entered into Convertible Loan Agreements (the "Loans") with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.The Company entered into additional Loans for the conversion of accounts payable ,during the year ended December 31, 2014. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007.

The Company had revenues for the year ended December 31, 2013 of $66,503 (2013 - $80,732).

JANUARY 1, 2007 TO DECEMBER 31, 2013

The net loss for the period from January 1, 2007 to December 31, 2013 being the development stage totalled $701,652.

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

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2015.

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

ITEM 9. ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no independent accountant audit the financial statements for the year ended December 31 2014, in accordance with Rule 3-11 of regulation S-X

ITEM 9(T). CONTROLS AND PROCEDURES

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

As of December 31, 2014, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed

Greg A Thompson	Director, President, and Secretary	58	Nov., 2005 until Sept., 2010
Jocelyn Moisan	President	43	October 1, 2010 to March 1, 2014
Angelo Marino	Secretary, Vice President	42	October 1, 2010
John Farinaccio	Treasurer, Vice President	38	October 1, 2010 to March 1, 2014

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

JOCELYN MOISAN, PRESIDENT AND CEO (resigned March 1, 2014)

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

JOHN FARINACCIO, TREASURER AND VICE-PRESIDENT (Resigned March 1, 2014)

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

Certified Fraud Examiner

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options/SARs Granted	Restricted Stock Award(s) Share Units	LTIP Payouts	All Other Compensation
Greg Thompson(2)	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Secretary					l
Director

Jocelyn Moisan	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
President	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Angelo Marino	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Secretary and	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Vice President

John Farinaccio	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Treasurer and	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Vice President

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of December 31, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

UWD Unitas World Development Inc.	3,000,000	59.3%
7000 Cote de Liesse Suite 8	Common Shares
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

As at December 31, 2014, the Company had received advances from significant shareholders totalling $176,296 (2013-$176,296). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2014, the Company had made a loan to significant shareholders of $24,107 (2013- $45,278). These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2014, the company had accounts payable of $90,950 to a significant shareholder ( 2013-$90,950).

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

(31) Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

(32) Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 27, 2015.

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino

Angelo Marino

President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	May 27, 2015

EARTH LIFE SCIENCES INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$283	$2,025
Accounts Receivable	4,018	18,526
Sales tax receivable	7,238	7,692
Loans receivable (Note 3)	24,107	45,278
Total current assets	35,646	86,051

Equipment, net (Note 2)	574	-

	$36,220	$73,521

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 3)	$175,468	$393,540
Convertible loans (Note 4)	112,464	62,472
Loans payable (Note 3)	506,278	350,493
Subscriptions received in advance (Note 5)	-	20,000
Total liabilities	794,210	826,505

Stockholders' Deficit
Common stock, $0.001 par value, 450,000,000 shares authorized	202,329	202,329
Additional paid in capital	5,980,431	5,980,431
Deficit	(6,239,098)	(6,239,098)
Deficit accumulated during the development stage	(701,652)	(696,646)
Total stockholders' deficit	(757,990)	(752,984)

	$36,220	$73,521

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

			For the period from
			January 1, 2007 (date
			of inception of the
	Year ended December 31,		development stage) to
	2014	2013	December 31, 2014

Revenue
Sales	$66,503	$80,372	$222,975

Operating expenses
Depreciation (Note 2)	-	574	4,855
Interest expense (Note 4)	18,450	15,389	102,628
General and administrative	53,059	155,006	881,322
Total operating expenses	71,509	234,397	988,805

Other items
Foreign exchange gain(loss)	-	17,597	41,105
Gain on forgiveness of debt	-	-	23,081
Realized loss	-	-	82
Interest income	-	4	74
Total other items	-	17,601	64,178

Net loss	$(5,006)	$(73,149)	$(701,652)

Net loss per share:
Basic	$(0.00)	$(0.00)

Shares outstanding:
Basic	202,328,633	202,328,633

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

			Additional	Accumulated deficit
	Common stock	Amount	paid-in capital	Deficit	Development stage	Total
	Shares	($)	($)	($)	($)	($)

Balance, December 31, 2006	2,328,633	2,329	6,028,217	(6,155,165)	-	(124,619)
Net loss	-	-	-	-	38,353	38,353
Balance, December 31, 2007	2,328,633	2,329	6,028,217	6,155,165	38,353	162,972
Net loss	-	-	-	-	70,492	70,492
Balance, December 31, 2008	2,328,633	2,329	6,028,217	6,155,165	108,845	233,464
Net loss	-	-	-	-	83,757	83,757
Balance, December 31, 2009	2,328,633	2,329	6,028,217	6,155,165	192,602	325,551
Net loss 2010	-	-	-	-	56,346	56,346
Other -2010	200,000,000	200,000	47,786	83,933	-	131,719
Balance, December 31, 2010	202,328,633	202,329	5,980,431	6,239,098	248,948	305,332
Net loss 2011	-	-	-	-	208,419	208,419
Balance, December 31, 2011	202,328,633	202,329	5,980,431	6,239,098	457,367	513,751
Net loss 2012	-	-	-	-	166,130	166,130
Balance, December 31, 2012	202,328,633	202,329	5,980,431	6,239,098	623,835	679,835
Net loss 2013	-	-	-	-	73,149	73,149
Balance, December 31, 2013	202,328,633	202,329	5,980,431	6,239,098	(696,646)	(752,984)
Net Loss 2014	-	-	-	-	5,006	5,006
Balance December 31, 2014	202,328,633	202,329	5,980,431	6,239,098	(701,652)	(757,990)

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the period from
			January 1, 2007 (date
	Year ended	Year ended	inception of the
	December 31,	December 31,	development stage) to
	2014	2013	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,006)	$(73,149)	$(701,652)
Non-cash items:

Amortization	-	574	4,855
Unrealized loss on foreign exchange conversion	-	-	5,733
Gain on settlement of debt	-	-	(23,081)
Accrued interest on convertible loans	-	-	49,790
Changes in non-cash operating working capital items:
Accounts and loans receivables	3,210	14,073	(8,462)
Accounts payable and accrued liabilities	400	60,045	660,247
Cash flows provided by (used in) operating activities	(1,396)	1,543	(24,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loans & debentures	-	-	1,000
Subscriptions received in advance	-	-	20,000
Cash flows provided by financing activities	-	-	21,000

Change in cash	1,742	1,543	(3,035)
Cash, beginning	2,025	482	5,060

Cash, ending	$283	$2,025	$2,025

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

NOTE 3 - DUE TO RELATED PARTIES

As at December 31, 2014, the Company had received advances from significant shareholders totalling $152,686. These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2014, the Company had made a loan to significant shareholders of $24,107. These loans are unsecured, non-interest bearing and have no set terms for repayment.

As at December 31, 2014, the Company had accounts payable of $90,950 to a significant shareholder.

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value.

NOTE 4 - CONVERTIBLE LOANS

At December 31, 2014, the Company had entered into Convertible Loan Agreements (the "Loans") in the amount of $62,472.

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

As at December 31, 2014, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company.

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

(b) 9,000,000 shares of common stock to settle a Loan.

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