Form 10-Q
period 2015-03-31
EARTH LIFE SCIENCES INC
filed 2015-06-01
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 27, 2014 the registrant’s outstanding common stock consisted of 6,533,249 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

EARTH LIFE SCIENCES INC.

BALANCE SHEETS

(Unaudited

	March 31, 2015	December 31, 2014
ASSETS
Current
Cash	$2,172	$283
Accounts receivable	-	4,018
Sales tax receivable	-	7,238
Loan Receivable	15,608	24,107
Total Current Assets	17,780	35,646
Equipment	574	574
Total Assets	$18,354	$36,220

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$155,324	$175,468
Convertible Note payable	112,464	112,464
Loans payable	501,242	506,278
Subscriptions received	-	-
Total Liabilities	769,030	794,210

STOCKHOLDERS' EQUITY
Common Stock, at par value	202,329	202,329
Additional Paid in Capital	5,980,431	5,980,431
Deficit	(6,239,098)	(6,239,098)
Deficit accumulated during development stage	(694,338)	(701,652)
Total Stockholders' Deficit	(750,676)	(757,990)

Total Liabilities and Stockholders' Deficit	$18,354	$36,220

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Change of Business on October 1, 2010 to
	March 31,	March 31,	March 31,
Period Ended	2015	2014	2015

REVENUES	$14,600	$19,869	$190,941

Total Revenues	14,600	19,869	190,941

EXPENSES
Amortization	-	-	4,281
Interest expense	1,912	6,756	92,846
Office and Administration	8,132	15,370	851,765
Total Expenses	10,035	22,126	949,457
NET INCOME (LOSS) FROM OPERATIONS	4,565	(2,257)	(758,516)
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	-	-	41,105
Gain on forgiveness of debt	-	-	23,081
Realized Gains (Losses)	-	-	(82)
Interest income	-	-	73
Total Other Income and Expenses	-	-	64,178
NET INCOME (LOSS)	4,565	(2,257)	(694,338)
Total Comprehensive income (loss)	$4,565	$(2,257)	$(694,338)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average # of shares outstanding	6,533,249	202,328,633

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

UNAUDITED STATEMENTS OF CASH FLOW

	Three Months Ended		Change of Business on October 1, 2010 to
	March 31,	March 31,	March 31,
	2015	2014	2015

OPERATING ACTIVITIES
Net income (loss) for the period	$4,565	$(2,257)	$(694,338)
Adjustment for non-cash expenses
Amortization	-	-	4,855
Foreign currency loss (gain)	-	-	(5,733)
Gain on Settlement of Debt	-	-	(23,081)
Accrued interest on convertible debt	-	-	49,790
Change in:
Accounts Receivable	-	47,426	(21,208)
Accounts payable and accrued liabilities	-	(40,901)	352,639
Cash used in operating activities	4,565	4,268	(341,642)

INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash used in Investing Activities	-	-	(1,397)

FINANCING ACTIVITIES
Convertible Loan	-	-	62,472
Loans payable	-	(3,076)	258,723
Subscriptions received	-	-	20,000
Cash from Financing Activities	-	-	341,195

INCREASE (DECREASE) IN CASH FOR PERIOD	1,887	1,192	43
Cash, beginning of period	284	2,025	5,344
Cash (overdraft), end of period	$2,172	$3,216	$5,388

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2015

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the three months ended March 31, 2015 and 2014, the Company had no components that would cause comprehensive income to be different than net loss.

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

NOTE 6 - STOCK OPTION PLAN

During the year ended December 31, 2004, the Company established a stock option plan pursuant to which 274,152 common shares were reserved for issuance. During the year ended December 31, 2004, the Company granted 216,250 stock options to directors, executive officers and employees and recognized $222,199 in share-based compensation expense. The options have an exercise price of $0.02 and a term of 10 years. All options were vested as of December 30, 2005 and are outstanding as of March 31, 2015.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

Our net income for the three months ended March 31, 2015 totalled $4,565. This compares with our net loss of $2,257 for the three months ended March 31, 2014. General and administrative expenses for the three months ended March 31, 2015 and 2014 were $8,132 and $15,370, respectively.

We incurred interest expense during the three months ended March 31, 2015 and 2014 were $1,912 and $6,756, respectively. The Company had revenues during the three months ended March 31, 2015 and 2014 were $14,600 and $19,869, respectively.

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve month period ending December 31, 2015, we project cash requirements of approximately $250,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2014

Operating, general and administrative costs	$300,000
Revenue	50,000
TOTAL	$250,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2015.

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

Date: May 27, 2015

EARTH LIFE SCIENCES INC.

(Registrant)

By: /s/ Angelo Marino

Angelo Marino

President