Form 10-Q
period 2015-06-30
EARTH LIFE SCIENCES INC
filed 2015-08-07
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015 the registrant’s outstanding common stock consisted of 270,817,339 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

EARTH LIFE SCIENCES INC.

BALANCE SHEETS

(Unaudited

	June 30, 2015	December 31, 2014
ASSETS
Current
Cash	$2,172	$283
Accounts receivable	-	4,018
Sales tax receivable	-	7,238
Loan Receivable	8,368	24,107
Total Current Assets	10,540	35,646
Equipment	574	574
Total Assets	$11,114	$36,220

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$154,824	$175,468
Convertible Note payable	112,464	112,464
Loans payable	489,437	506,278
Subscriptions received	-	-
Total Liabilities	756,725	794,210

STOCKHOLDERS' EQUITY
Common Stock, at par value	202,329	202,329
Additional Paid in Capital	5,980,431	5,980,431
Deficit	(6,234,033)	(6,239,098)
Deficit accumulated during development stage	(694,338)	(701,652)
Total Stockholders' Deficit	(745,611)	(757,990)

Total Liabilities and Stockholders' Deficit	$11,114	$36,220

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
Period Ended	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUES	$18,100	$34,035	$3,500	$14,166

Total Revenues	18,100	34,035	3,500	14,166

EXPENSES
Amortization	-	-	-	-
Interest expense	1,912	6,952	-	196
Office and Administration	11,123	31,788	3,000	16,418
Total Expenses	13,035	38,740	3,000	16,614
NET INCOME (LOSS) FROM OPERATIONS	5,065	(4,705)	500	(2,448)
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	-	-	-	-
Interest income	-	-	-	-
Total Other Income and Expenses	-	-	-	-
NET INCOME (LOSS)	5,065	(4,705)	500	(2,448)
Total Comprehensive income (loss)	$5,065	$(4,705)	$500	$(2,448)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average # of shares outstanding	202,328,633	202,328,633	202,328,633	202,328,633

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

UNAUDITED STATEMENTS OF CASH FLOW

	Three Months Ended
	June 30,	June 30,
	2015	2014

OPERATING ACTIVITIES
Net income (loss) for the period	$500	$(4,705)
Adjustment for non-cash expenses
Amortization	-	-
Foreign currency loss (gain)	-	-
Gain on Settlement of Debt	-	-
Accrued interest on convertible debt	-	-
Change in:
Accounts Receivable	-	39,264
Accounts payable and accrued liabilities	-	(35,622)
Cash used in operating activities	-	(1,063)

INVESTING ACTIVITIES
Purchase of equipment	-	-
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Convertible Loan	-	-
Loans payable	-	-
Subscriptions received	-	-
Cash from Financing Activities	-	-

INCREASE (DECREASE) IN CASH FOR PERIOD	-	(1,1063)
Cash, beginning of period	2,172	2,025
Cash (overdraft), end of period	$2,172	$962

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2015

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the three months ended June 30, 2015 and 2014, the Company had no components that would cause comprehensive income to be different than net loss.

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

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to non vested options. No options were granted or exercised during the three months ended June 30, 2015.

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

NOTE 4 - CONVERTIBLE LOANS

At December 31, 2014, the Company had entered into Convertible Loan Agreements (the "Loans") in the amount of $112,464.

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

NOTE 7 – SUBSEQUENT EVENTS

On June 19, 2015, the Company entered into an option agreement (“Agreement”) with Song Bo, a private mineral holder, to earn a 100% beneficial interest in certain mineral concessions known as the White Channel mineral claims (the “Property”).  Under the terms of the Agreement the Company will have the right to purchase the right, title, and interest in the Property as well as enter onto the Property to conduct reconnaissance, exploration, and development work on the Property.  In exchange, the Company shall issue 225,000,000 restricted shares and pay the sum of $180,000 payable in instalments of $30,000 on the 15th of every month commencing July 15, 2015 through December 15, 2015.  In addition, the Company shall pay a further $50,000 on each anniversary of the Agreement for a period of four years commencing June 19, 2016 through June 19, 2019.

The Property is subject to a 4% NSR on precious metals, and also subject to royalty payments of $0.25 per tonne on the sale of pit run products or processed products; or $0.35 per tonne on the sale of processed mineral products where the selling price of the processed minerals products sell for a price in excess of $35 per tonne; or an amount of $1.00 per tonne on the same of processed mineral products where the selling price of the processed mineral products sell for a price in excess of $100 per tonne. 50% of the NSR can purchased by the Company for $1,000,000 at any time before the fifth year anniversary of the Agreement.

The Property consists of the following claims located in the caribou Mining Division in the province of British Columbia:

Tenure	Tenure		Map	Mining
Number	Type	Ownership	Number	Division
399611	Mineral	100%	093A024	CARIBOO
399044	Mineral	100%	093A024	CARIBOO
416708	Mineral	100%	093A024	CARIBOO

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 and 2014

Our net income for the three months ended June 30, 2015 totalled $500. This compares with our net loss of $2,448 for the three months ended June 30, 2014. General and administrative expenses for the three months ended June 30, 2015 and 2014 were $3,000 and $16,418, respectively.

We incurred interest expense during the three months ended June 30, 2015 and 2014 were $0 and $196, respectively. The Company had revenues during the three months ended June 30, 2015 and 2014 were $3,500 and $14,166, respectively.

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

Estimated Funding Required During the Twelve Month Period Ending December 31, 2015

Operating, general and administrative costs	$300,000
Revenue	50,000
TOTAL	$250,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending June 30, 2016.

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net gain of $500 for the three months ended June 30, 2015 and a net loss of $2,448 for the same period in 2014.

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

As of June 30, 2015, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Date: August 7, 2015

EARTH LIFE SCIENCES INC.

(Registrant)

By: /s/ Angelo Marino

Angelo Marino

President