Form 10-K/A
period 2014-12-31
EARTH LIFE SCIENCES INC
filed 2015-10-09
CIK 1165639

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2014 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the management, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of December 31, 2014, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

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

As at December 31, 2014, the company had accounts payable of $90,950 to a significant shareholder (2013-$90,950).

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

Signature	Title	Date
By: /s/Angelo Marino	President	October 9, 2015

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

EARTH LIFE SCIENCES INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			For the period from
			January 1, 2007 (date
	Year ended	Year ended	inception of the
	December 31,	December 31,	development stage) to
	2014	2013	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,006)	$(73,149)	$(701,652)
Non-cash items:

Amortization	-	574	4,855
Unrealized loss on foreign exchange conversion	-	-	5,733
Gain on settlement of debt	-	-	(23,081)
Accrued interest on convertible loans	-	-	49,790
Changes in non-cash operating working capital items:
Accounts and loans receivables	3,210	14,073	(8,462)
Accounts payable and accrued liabilities	400	60,045	660,247
Cash flows provided by (used in) operating activities	(1,396)	1,543	(24,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(1,397)
Cash flows used in investing activities	-	-	(1,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loans & debentures	-	-	1,000
Subscriptions received in advance	-	-	20,000
Cash flows provided by financing activities	-	-	21,000

Change in cash	1,742	1,543	(4,777)
Cash, beginning	2,025	482	5,060

Cash, ending	$283	$2,025	$283

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. At December 31, 2014, the Company has not yet achieved profitable operations and has accumulated losses of $6,940,660 (2013 - $6,935,744) since its inception and has a working capital deficiency of $757,990 (2013 - $752,984). The continuation of the Company as a going concern and the ability of the Company to emerge from the Development stage are dependent upon management's successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2014 and 2013, the Company had no components that would cause comprehensive income to be different than net loss.

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

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to non vested options. No options were granted or exercised during the years ended December 31, 2014 and 2013.

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

NOTE 3 – ACCOUNTS AND LOANS PAYABLE

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2014 and 2013. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 8 – SUBSEQUENT EVENTS

On June 19, 2015, the Company entered into an option agreement (“Agreement”) with Song Bo, a private mineral holder, to earn a 100% beneficial interest in certain mineral concessions known as the White Channel mineral claims (the “Property”).  Under the terms of the Agreement the Company will have the right to purchase the right, title, and interest in the Property as well as enter onto the Property to conduct reconnaissance, exploration, and development work on the Property.  In exchange, the Company issued 225,000,000 restricted shares and pay the sum of $180,000 payable in instalments of $30,000 on the 15th of every month commencing July 15, 2015 through December 15, 2015.  In addition, the Company shall pay a further $50,000 on each anniversary of the Agreement for a period of four years commencing June 19, 2016 through June 19, 2019.

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

On July 2, 2015, the Company issued a total of 45,000,000 shares to satisfy certain outstanding convertible debt in the amount of $45,000.