Form 10-K/A
period 2014-12-31
EARTH LIFE SCIENCES INC
filed 2015-11-19
CIK 1165639

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

          . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

001-31444
 (Commission File Number)

EARTH LIFE SCIENCES INC. (fka Canadian Tactical Training Academy Inc.)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2015 the registrant's outstanding common stock consisted of 270,817,339 shares. Of these shares 45,817,339 are held by non-affiliates and have a market value of $nil.

TABLE OF CONTENTS

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

To reflect the nature of our new business, we changed our corporate name on November 4, 2010 from Altus Explorations Inc. to Canadian Tactical Training Academy Inc. On June 2, 2014, the Company completed a reverse stock split of 40 to 1 and changed the name of the Company to Earth Life Sciences Inc. Our principal executive offices are located at 7000 Chemin Cote de Liesse, Suite 8, Montreal, Quebec, Canada H4T 1E7 and our telephone number is (514) 373-8411.

INVESTMENT IN WHITE CHANNEL MINERAL CLAIMS

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

INVESTMENT IN CANADIAN TACTICAL TRAINING ACADEMY INC.

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

•

Protective Driving Techniques: (3 DAYS)

•

Defensive driving (accident avoidance)

•

Offensive driving (ambush avoidance, ramming, J-turns)

•

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

OUR CONTROLLING STOCKHOLDER HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS.

As of June 14, 2015 our controlling stockholder, Song Bo owned approximately 83% of our issued and outstanding common stock. As a result, Mr. Bo is able to significantly influence matters requiring approval of stockholders, including the election of directors and the determination of significant corporate actions.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own real property. We rent our corporate offices and training facilities from UWD Unitas World Development Inc. UWD provides the Company with a fully furnished and secure office space, including a network of personal computers for a minimum of seven persons located at 7000 Chemin Cote de Liesse, Suite 8, Montreal, Quebec. UWD also provides printers, telephone system, e-mail system, Fax, photocopier, security system including video surveillance and recording system, storage space, fully equipped kitchen and eating area, meeting area, and cleaning services. The cost of the above rental is CAD$36,000 per year which includes CAD$6000 for telephone equipment and services.

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

No matters were submitted to a vote of shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Our authorized number of shares is 450,000,000.

During May 2014, we issued 10,000,000 (250,000 post-split) pre-split shares of common stock pursuant to a conversion of debt.

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

TRANSFER AGENT

Our common shares are issued in registered form. Clear Trust LLC, 16540 Pointe Village Dr., Suite 210, Lutz, FL, 33558, is the transfer agent for our common shares. We have no other exchangeable securities.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

Our net loss for the twelve months ended December 31, 2014 totalled $5,581. This compares with our net loss of $73,149 for the twelve months ended December 31, 2013. General and administrative expenses for the twelve months ended December 31, 2014 and 2013 were $53,060 and $155,006, respectively.

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

The Company had revenues for the year ended December 31, 2013 of $66,504 (2013 - $80,732).

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

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2015:

Operating, general and administrative costs	$300,000
Mining Claim costs	180,000
Revenue	(50,000)
TOTAL	$430,000

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed

Angelo Marino	President, Secretary, Vice President	42	October 1, 2010
Lin Han	Director	31	May 28, 2014
Jocelyn Moisan	Ex-President	43	October 1, 2010 to March 1, 2014
John Farinaccio	Ex-Treasurer, Vice President	38	October 1, 2010 to March 1, 2014

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

ANGELO M. MARINO, PRESIDENT AND SECRETARY

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

LIN HAN - DIRECTOR

Mr. Lin Han, age 34, is a Metallurgical Engineer.  He graduated in 2003 from Northeastern University in Liaoning, China, with a Bachelor of Engineering degree, specializing in Non-Ferrous Metallurgy.   In 2006, He graduated from the General Research Institute for Nonferrous Metals (GRINM) in China with a Master’s Degree in Non-Ferrous Metallurgy.  From 2006 to present, Mr. Lin has worked as a regional manager at the Bekaert Binjiang Steel Cord Co. Ltd.  He speaks Mandarin and English.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that  during fiscal year ended December 31, 2014, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options/SARs Granted	Restricted Stock Award(s) Share Units	LTIP Payouts	All Other Compensation
Angelo Marino President and Secretary	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Lin Han Director	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jocelyn Moisan Ex-president	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

John Farinaccio Ex Treasurer	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

REPORT ON EXECUTIVE COMPENSATION

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, and development of corporate opportunities and completion of financing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of November 15, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Mr Song Bo	225,000,000	83%
7000 Cote de Liesse Suite 8	Common Shares
Montreal, Quebec

CHANGES IN CONTROL

On June 14, 2015, the Company issued 225,000,000 shares of common stock to Mr. Song Bo in exchange for rights for certain mineral assets.

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

All related party transactions are measured at the exchange amount which is determined by management to approximate their fair value

ITEM 14. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

(3) ARTICLES OF INCORPORATION AND BYLAWS

3.1	Articles of Incorporation (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).
3.2	Bylaws (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).
3.3	Certificate of Forward Stock Split filed with Nevada Secretary of State on November 6, 2003. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)
3.4	Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on February 2, 2004. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)
3.5	Certificate of Amendment (Name Change) filed with the Nevada Secretary of State on November 4, 2010.
3.6	Certificate of Amendment to increase the number of authorized shares from 250,000,000 to 450,000,000) filed with the Nevada Secretary of State on June 2, 2011.
3.7	Certificate of Amendment (Name Change) made effective June 2, 2014

(10) MATERIAL CONTRACTS

10.1

Convertible Loan Agreement between Altus Explorations Inc. and CodeAmerica  Investments,  LLC  dated  March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).

10.2	Convertible Loan Agreement between Altus Explorations Inc. and Paragon Capital, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).
10.3	Convertible Loan Agreement between Altus Explorations Inc. and DLS Energy Associates, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).
10.4	2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)
10.5	Share Exchange Agreement dated November 4, 2010.
10.6	Mineral Option Agreement (incorporated by reference form our Form 8-K filed on June 12, 2015.

(14) CODE OF ETHICS

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31) Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

(32) Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 2015.

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino

Angelo Marino

President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	November 18, 2015

EARTH LIFE SCIENCES INC.

(fka Canadian Tactical Training Academy Inc.)

BALANCE SHEETS

(unaudited)

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$283	$2,025
Accounts Receivable	25,764	26,218
Loans receivable (Note 3)	10,684	45,278
Total current assets	36,731	73,521

	$36,371	$73,521

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities (Note 3)	$317,761	$393,540
Convertible loans (Note 4)	90,000	62,472
Loans payable (Note 3)	332,534	370,493
Total liabilities	740,295	826,505

Stockholders' Deficit
Common stock, $0.001 par value, 450,000,000 shares authorized, issued and outstanding 816,648 shares December 31, 2014 (632,277- December 31, 2013)	817	633
Additional paid in capital	6,236,943	6,182,817
Deficit	(6,941,324)	(6,936,434)
Total stockholders' deficit	(757,564)	(752,984)

	$36,731	$73,521

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(fka Canadian Tactical Training Academy Inc.)

STATEMENTS OF OPERATIONS

(unaudited)

	Year ended December 31,
	2014	2013

Revenue
Sales	$66,504	$80,372

Operating expenses
Depreciation (Note 2)	574	574
Interest expense (Note 4)	18,450	15,389
General and administrative	53,006	155,006
Total operating expenses	72,084	234,969

Other items
Foreign exchange gain(loss)	-	17,444
Interest income	-	4
Total other items	-	17,448

Net loss	$(5,580)	$(73,149)

Net loss per share:
Basic	$(0.01)	$(0.11)

Shares outstanding:
Basic	758,564	632,272

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(fka Canadian Tactical Training Academy Inc.)

STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

			Additional	Accumulated
	Common stock	Amount	paid-in capital	Deficit	Total
	Shares*	($)	($)	($)	($)

Balance, December 31, 2012	632,277	633	6,182,127	(6,862,595)	(679,835)
Net loss 2013	-	-	-	(73,149)	(73,149)
Balance, December 31, 2013	632,277	633	6,182,127	(6,935,744)	(752.984)
Conversion of debt to shares	184,371	184	54,816	-	55,000
Net Loss 2014	-	-	-	(5,580)	(5,580)
Balance December 31, 2014	816,648	817	6,236,943	(6,941,324)	(703,564)

* Common shares adjusted for reverse split of 40:1 on June 2, 2014 and for reverse split of 8:1 on June 10, 2015

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(fka Canadian Tactical Training Academy Inc.)

STATEMENTS OF CASH FLOWS

(unaudited)

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,580)	$(73,149)
Non-cash items:

Amortization	574	574
Unrealized loss on foreign exchange conversion	-	-
Gain on settlement of debt	-	-
Accrued interest on convertible loans	-	-
Changes in non-cash operating working capital items:
Accounts and loans receivables	35,048	14,073
Accounts payable and accrued liabilities	(20,778)	60,045
Cash flows provided by (used in) operating activities	9,263	1,543

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible loans & debentures	27,528	-
Repayment of loans	(38,533)	-
Cash flows provided by financing activities	(11,005)	-

Change in cash	(1,742)	1,543
Cash, beginning	2,025	482

Cash, ending	$283	$2,025

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(fka Canadian Tactical Training Academy Inc.)

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

On June 2, 2014 the Company changed its name to Earth Life Sciences Inc. On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to Mr. Song Bo, to earn the mineral rights for the White Channel mineral claims located in British Columbia.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. At December 31, 2014, the Company has not yet achieved profitable operations and has accumulated losses of $6,941,324 (2013 - $6,935,744) since its inception and has a working capital deficiency of $703,564 (2013 - $752,984). The continuation of the Company as a going concern and the ability of the Company to emerge from the Development stage are dependent upon management's successful efforts to raise additional equity financing to continue operations and generate sustainable significant revenues.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued guidance that establishes general In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

NOTE 4 - CONVERTIBLE LOANS

At December 31, 2014, the Company had entered into Convertible Loan Agreements (the "Loans") in the amount of $102,984.

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

As at December 31, 2014, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company. On July 15, 2015, the Company converted $45,000 of Loans into 45,000,000 shares of the Company.

NOTE 5 - COMMON STOCK

On April 25, 2014, the Company converted $55,000 of its convertible debt into 184,371 shares of common stock of the Company. Pre-split, this equated to 55,000,000 shares.

On June 2, 2015, the Company completed a reverse stock split of 40:1.

On June 10, 2015, the Company completed a reverse stock split of 8:1.

NOTE 6 - INCOME TAXES

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

NOTE 7 – SUBSEQUENT EVENTS

On June 2, 2015, the Company completed a 8:1 reverse stock split.

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