Form 10-Q
period 2015-09-30
EARTH LIFE SCIENCES INC
filed 2015-11-24
CIK 1165639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

      .  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ___ to ___

001-31444
 (Commission File Number)

EARTH LIFE SCIENCES INC.

 (Name of small business issuer in its charter)

NEVADA	98-0361119
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1324 Chemin de Chambly, Longueil, Quebec Canada J4J 3X3

 (Address of principal executive offices) (Zip Code)

(514) 771-6161

 Issuer's telephone number

Former name, former address and former fiscal year, if changed since last report:

7000 Chemin Cote de Liesse Suite 8

Montreal, Quebec, H4T 1E7

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

Large accelerated filer      .  Accelerated filer      .  Non-accelerated filed      .  Smaller reporting company  X .

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.

Yes      .  No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 23, 2015 the registrant’s outstanding common stock consisted of 270,817,339 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year.

EARTH LIFE SCIENCES INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current
Cash	$114	$283
Equipment	574	-
Accounts receivable	-	25,764
Loan Receivable	15,608	10,684
Total Current Assets	16,296	36,731
Total Assets	$16,296	$36,731

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$154,613	$317,761
Convertible Note payable	45,000	90,000
Loans payable	236,000	332,534
Total Liabilities	435,613	740,295

STOCKHOLDERS' EQUITY
Common Stock, at par value	275,817	817
Additional Paid in Capital	6,236,943	6,236,943
Deficit	(6,932,077)	(6,941,324)
Total Stockholders' Deficit	(419,317)	(757,564)

Total Liabilities and Stockholders' Deficit	$16,296	$36,731

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
Period Ended	Sept 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014

REVENUES	$33,090	$57,242	$14,990	$23,207

Total Revenues	33,090	57,242	14,990	23,207

EXPENSES
Amortization	-	-	-	-
Interest expense	1,912	13,145	-	6,193
Office and Administration	21,931	44,212	10,808	12,424
Total Expenses	23,843	57,357	10,808	18,617
NET INCOME (LOSS) FROM OPERATIONS	9,247	(115)	4,182	4,590
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	-	-	-	-
Interest income	-	-	-	-
Total Other Income and Expenses	-	-	-	-
NET INCOME (LOSS)	9,247	(115)	4,182	4,590
Total Comprehensive income (loss)	$9,247	$(115)	$4,182	$4,590

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average # of shares outstanding	270,817,339	6,533,249	270,817,339	6,533,249

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
UNAUDITED STATEMENTS OF CASH FLOW

	Nine Months Ended
	Sept 30, 2015	Sept 30, 2014

OPERATING ACTIVITIES
Net income (loss) for the period	$9,247	$(115)
Adjustment for non-cash expenses
Amortization	-	-
Change in:
Accounts Receivable	-	750
Accounts payable and accrued liabilities	(14,150)	(3,200)
Cash used in operating activities	4,903	(2,565)

INVESTING ACTIVITIES
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Cash from Financing Activities	-	-

INCREASE (DECREASE) IN CASH FOR PERIOD	(170)	(2,565)
Cash, beginning of period	284	2,025
Cash (overdraft), end of period	$114	$(540)

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2015

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

ITEM 2 . MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three and nine Months Ended September 30, 2015 and 2014

Our net income for the nine months ended September 30, 2015 totalled $9,247. This compares with our net loss of $115 for the nine months ended September 30, 2014. General and administrative expenses for the nine months ended September 30, 2015 and 2014 were $21,931 and $57,357, respectively.

We incurred interest expense during the nine months ended September 30, 2015 and 2014 of $1,912 and $13,145, respectively. The Company had revenues during the nine months ended September 30, 2015 and 2014 of $33,090 and $57,242, respectively.

Our net gain for the three months ended September 30, 2015 totalled $4,182. This compares with our net gain of $4,590 for the three months ended September 30, 2014. General and administrative expenses for the three months ended September 30, 2015 and 2014 were $10,808 and $18,617, respectively.

We incurred interest expense during the three months ended September 30, 2015 and 2014 of $nil and $6,193, respectively. The Company had revenues during the three months ended September 30, 2015 and 2014 of $14,990 and $23,207, respectively.

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

MARKET AND COMPETITION

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

Date: November 23, 2015

EARTH LIFE SCIENCES INC.

          (Registrant)

By: /s/ Angelo Marino

Angelo Marino
President