Form 10-Q/A
period 2015-09-30
EARTH LIFE SCIENCES INC
filed 2015-12-24
CIK 1165639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EARTH LIFE SCIENCES INC.
UNAUDITED STATEMENTS OF CASH FLOW

	Nine Months Ended
	Sept 30, 2015	Sept 30, 2014

OPERATING ACTIVITIES
Net income (loss) for the period	$9,247	$(115)
Adjustment for non-cash expenses
Amortization	-	-
Change in:
Accounts Receivable	-	750
Accounts payable and accrued liabilities	(59,150)	(3,200)
Cash used in operating activities	(49,903)	(2,565)

INVESTING ACTIVITIES
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Changes in convertible debt	45,000	-
Cash from Financing Activities	45,000	-

INCREASE (DECREASE) IN CASH FOR PERIOD	(170)	(2,565)
Cash, beginning of period	284	2,025
Cash (overdraft), end of period	$114	$(540)

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

Date: December 23, 2015

EARTH LIFE SCIENCES INC.

          (Registrant)

By: /s/ Angelo Marino

Angelo Marino
President