Form 10-K/A
period 2014-12-31
EARTH LIFE SCIENCES INC
filed 2016-04-11
CIK 1165639

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 28, 2016 the registrant's outstanding common stock consisted of 270,817,339 shares. Of these shares 45,817,339 are held by non-affiliates and have a market value of $nil.

EARTH LIFE SCIENCES INC.

Form 10-K

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

As used in this annual report, the terms "we", "us", "our", and "CTTA" mean Earth Life Sciences Inc. (fka Canadian Tactical Training Academy Inc.), unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

We were incorporated in the State of Nevada on November 2, 2001 under the name Altus Explorations Inc. (Altus) as a company engaged in the acquisition and exploration of oil and natural gas properties. The company has not been able to secure sufficient financing to act on oil and gas investment opportunities as they were identified. Therefore, we did very little business and showed very limited activity, with no profitability. In September 2010 we chose to enter the expanding field of training of peace and law enforcement officers as well as other professionals involved in the fields of security and safety oriented civilian training at both the individual and corporate levels. and entered into an agreement, in principle, to purchase Canadian Tactical Training Academy Inc. from UWD Unitas World Development Inc. ("UNITAS"), a private Canadian company. We refer to this asset purchase transaction as the Acquisition. On October 1, 2010, Altus entered into a Share Exchange Agreement (the "Agreement") with Unitas. Pursuant to the Agreement, Altus issued 80,000,000 shares of common stock for the acquisition of 450 shares of common stock of The Canadian Tactical Training Academy Inc., representing 100% of the issued and outstanding shares of common stock, which were held by UWD. Further, Altus changed its name to Canadian Tactical Training Academy Inc. (CTTA) (the Company subsequently changed its name to Earth Life Sciences Inc.) and increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock and then further from 250,000,000 to 450,000,000. The Company assumed the business Canadian Tactical Training Academy Inc., which is the training of law enforcement, security, investigation and protection for officers and high-profile individuals.

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

Our Mission is to facilitate professional training and operational objectives by offering the tools and guidance required to enhance careers and ensure the survival of its participants. CTTA offers specialized programs such as Executive Protection, Investigation and Surveillance, Rapid Integrated Survival Kombat (RISK) System, Tactical Firearms, Handcuffing, Airport and Airline Security (IATA and ICAO standards), Ports Facilities and Maritime Security (ISPS Code), Basic SWAT Techniques, Corporate Safety Awareness, and much more. Our civilian training programs are recognized by numerous notable corporations, and our instructors are proud members of several prestigious law enforcement and security associations.

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

EMPLOYEES

At this time the Company has no full time employees. The directors manage the company without compensation. Unitas, the controlling shareholder, is providing office and support staff at no cost to the Company. The Company intends to enter into a Management, Staffing, and Facilities contract in the immediate future.

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

During May 2015, we issued 10,000,000 (250,000 post-split) pre-split shares of common stock pursuant to a conversion of debt.

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

TRANSFER AGENT

Our common shares are issued in registered form. ClearTrust LLC, 16540 Pointe Village Drive, Suite 210, Lutz, FL, 33558 (Telephone: 813-235-4490; Facsimile: 813-388-4549) is the registrar and transfer agent for our common shares. We have no other exchangeable securities.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

Our net loss for the twelve months ended December 31, 2014 totalled $41,518. This compares with our net loss of $73,149 for the twelve months ended December 31, 2013. General and administrative expenses for the twelve months ended December 31, 2014 and 2013 were $88,997 and $155,006, respectively as a result of some downsizing in staff.

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

The Company had revenues for the year ended December 31, 2014 of $66,503 (2013 - $80,372).

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

In February 2016, we retained BF Borgers CPAs to be the Company’s PCAOB auditor.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed

Angelo Marino	President, Secretary, Vice President	42	October 1, 2010
Lin Han	Director	31	May 28, 2014
Jocelyn Moisan	Ex -President	43	October 1, 2010 to March 1, 2014
John Farinaccio	Ex-Treasurer, Vice President	38	October 1, 2010 to March 1, 2014

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of November 15, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

As of December 31, 2014, the Company had received advances from significant shareholders totalling $176,296 (2013-$176,296). These convertible loans are unsecured, non-interest bearing and have no set terms for repayment.

As of December 31, 2014, the Company had made a loan to significant shareholders of $24,107 (2013- $45,278). These convertible loans are unsecured, non-interest bearing and have no set terms for repayment.

As of December 31, 2014, the company had accounts payable of $90,950 to a significant shareholder (2013-$90,950).

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

(31) Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

(32) Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2016.

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino

Angelo Marino

President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	April 8, 2016

EARTH LIFE SCIENCES INC.
BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current
Cash	$283	$2,025
Accounts receivable	-	26,218
Loan Receivable	-	45,278
Total Current Assets	283	73,521
Net Fixed Assets	-	-
Total Assets	$283	$73,521

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$317,941	$393,540
Convertible debt	90,000	62,472
Convertible Loans payable	332,534	370,493
Total Liabilities	740,475	826,505

STOCKHOLDERS' DEFICIT
Common Stock, at par value	817	633
Additional Paid in Capital	6,236,943	6,182,817
Deficit	(6,977,952)	(6,936,434)
Total Stockholders' Deficit	(740,192)	(752,984)

Total Liabilities and Stockholders' Deficit	$283	$73,521

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

STATEMENT OF OPERATIONS

	Years Ended
Period Ended	December 31, 2014	December 31, 2013

REVENUES	$66,503	$80,372

Total Revenues	66,503	80,372

EXPENSES
Amortization	574	574
Interest expense	18,450	15,389
Office and Administration	88,997	155,006
Total Expenses	108,021	170,969
NET INCOME (LOSS) FROM OPERATIONS	(41,518)	(90,597)
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	-	17,444
Interest income	-	4
Total Other Income and Expenses	-	17,448
NET INCOME (LOSS)	(41,518)	(73,149)
Total Comprehensive income (loss)	$(41,518)	$(73,149)

Basic and diluted loss per share	$(0.05)	$(0.12)

Weighted average # of shares outstanding	758,564	632,277

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
STATEMENTS OF STOCKHOLDER EQUITY

			Additional	Accumulated
	Common stock	Amount	paid-in capital	Deficit	Total
	Shares	($)	($)	($)	($)
December 31, 2012	632,277	632	6,182,127	(6,863,28)	(680,525)
Loss in 2013	-	-	-	(73,149)	(73,149)
December 31, 2013	632,277	632	6,182,127	(6,936,434)	(753,674)
Conversion of debt	184,371	184	54,816	-	55,000
Loss in 2014	-	-	-	(41,518)	(41,518)
December 31, 2014	816,648	817	6,236,943	(6,977,952)	(740,193)

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

STATEMENTS OF CASH FLOW

	Years Ended
	December 31, 2014	December 31, 2013

OPERATING ACTIVITIES
Net income (loss) for the period	$(41,518)	$(73,149)
Adjustment for non-cash expenses
Amortization	574	574
Amortization of conversion benefit	-	-
Gain on Settlement of Debt	-	-
Accrued interest on convertible debt	-	-
Change in:	-	-
Accounts Receivable	71,496	14,073
Accounts payable and accrued liabilities	(32,294)	60,045
Cash used in operating activities	(1,742)	1,543

INVESTING ACTIVITIES
Purchase of equipment	-	-
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Convertible Loan	-	-
Cash from Financing Activities	-	-

INCREASE (DECREASE) IN CASH FOR PERIOD	(1,742)	1,543
Cash, beginning of period	2,025	482
Cash (overdraft), end of period	$283	$2,025

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Shares paid for Debt	$-	$-
Shares paid for Services	$-	$-

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year-end is December 31. The functional currency of the Company is Canadian Dollars

Use of Estimates

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

NOTE 3 - ACCOUNTS AND CONVERTIBLE LOANS PAYABLE

As at December 31, 2014, the Company had accounts payable of $317,941 and convertible loans payable of $422,534.

The Company has outstanding various convertible loans at the following terms:

Party	Original Amount	Balance	Interest Rate	Conversion Rate
LagunaFinance - 2011	$122,464	Demand	0%	$0.001
Unitas – 2011	107,588	Demand	0%	$0.001
M. Landaverde - 2011	145,312	Demand	0%	$0.001
SSIS – 2011	32,170	Demand	0%	$0.001
SG - 2011	15,000	Demand	0%	$0.001
TOTAL	$422,534

The Loans are convertible at the shareholders' option into common stock at a conversion rate of $0.001 per common share. The Company may prepay the Loans at anytime without penalty or bonus.

As at December 31, 2014, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company.

On July 15, 2015, the Company converted $45,000 of Loans into 45,000,000 shares of the Company.

NOTE 4 - COMMON STOCK

On April 25, 2014, the Company converted $55,000 of its convertible debt into 184,371 shares of common stock of the Company. Pre-split, this equated to 55,000,000 shares.

On June 2, 2015, the Company completed a reverse stock split of 40:1.

On June 10, 2015, the Company completed a reverse stock split of 8:1.

NOTE 5 - INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2014 and 2013. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 6 – SUBSEQUENT EVENTS

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

The Company will maintain its security business as well as develop its mining interests.