Form 10-K
period 2015-12-31
EARTH LIFE SCIENCES INC
filed 2016-04-18
CIK 1165639

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2016 the registrant's outstanding common stock consisted of 270,817,339 shares. Of these shares 45,817,339 are held by non-affiliates and have a market value of $nil.

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

OUR CONTROLLING STOCKHOLDER HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS.

As of April 15, 2016 our controlling stockholder, Song Bo owned approximately 83% of our issued and outstanding common stock. As a result, Mr. Bo is able to significantly influence matters requiring approval of stockholders, including the election of directors and the determination of significant corporate actions.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own real property. We rent our corporate offices and training facilities from UWD Unitas World Development Inc., our major shareholder. UWD provides the Company with a fully furnished and secure office space, including a network of personal computers for a minimum of seven persons located at 7000 Chemin Cote de Liesse, Suite 8, Montreal, Quebec. UWD also provides printers, telephone system, e-mail system, Fax, photocopier, security system including video surveillance and recording system, storage space, fully equipped kitchen and eating area, meeting area, and cleaning services.. The cost of the above rental is CAD$36,000 per year which includes CAD$6000 for telephone equipment and services.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2015 AND 2014

Our net loss for the twelve months ended December 31, 2015 totalled $231,573. This compares with our net income of $20,972 for the twelve months ended December 31, 2014. General and administrative expenses for the twelve months ended December 31, 2015 and 2014 were $262,931 and $76,854, respectively as a result of increasing costs related to acquiring our mineral claims.

We incurred interest expense during the year ended December 31, 2015 of $1,912, compared to $15,933 interest expense for the same period in 2014. The Company entered into Convertible Loan Agreements (the "Loans") with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.

The Company had revenues for the year ended December 31, 2015 of $33,090 (2014 - $57,429).

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve month period ending December 31, 2015, we project cash requirements of approximately $430,000 as we continue to restructure our activities.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed

Angelo Marino	President, Secretary, Vice President	43	October 1, 2010
Lin Han	Director	32	May 28, 2014
Jocelyn Moisan	Ex -President	44	October 1, 2010 to March 1, 2014
John Farinaccio	Ex-Treasurer, Vice President	39	October 1, 2010 to March 1, 2014

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

NGELO M. MARINO, PRESIDENT AND SECRETARY

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options/SARs Granted	Restricted Stock Award(s) Share Units	LTIP Payouts	All Other Compensation
Angelo Marino President and Secretary	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Lin Han Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jocelyn Moisan Ex-president	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

John Farinaccio Ex Treasurer	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of April 15, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

As of December 31, 2014, the Company had received advances from significant shareholders totalling $176,296 (2014-$176,296). These convertible loans are unsecured, non-interest bearing and have no set terms for repayment.

As of December 31, 2014, the Company had made a loan to significant shareholders of $24,107 (2014- $45,278). These convertible loans are unsecured, non-interest bearing and have no set terms for repayment.

As of December 31, 2014, the company had accounts payable of $90,950 to a significant shareholder (2014-$90,950).

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

Signature	Title	Date
By: /s/Angelo Marino	President	April 15, 2016

EARTH LIFE SCIENCES INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current
Cash	$114	$244
Accounts receivable	-	-
Loan Receivable	-	-
Total Current Assets	114	244
Net Fixed Assets	-	-
Total Assets	$114	$244

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$394,613	$274,561
Convertible debt and loans payable	332,163	364,883
Total Liabilities	726,776	639,443

STOCKHOLDERS' EQUITY
Common Stock, at par value	33,573	817
Additional Paid in Capital	6,260,530	6,260,530
Deficit	5,567,405	6,900,546
Total Stockholders' Deficit	726,662	639,199

Total Liabilities and Stockholders' Deficit	$114	$244

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

STATEMENT OF OPERATIONS

	Years Ended
Period Ended	December 31, 2015	December 31, 2014

REVENUES	$33,090	$57,429
Total Revenues	33,090	57,429

EXPENSES
Amortization	-	496
Interest expense	1,912	15,933
Office and Administration	262,931	76,854
Total Expenses	264,843	93,282
NET INCOME (LOSS) FROM OPERATIONS	231,753	35,853
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	-	56,825
Interest income	-	-
Total Other Income and Expenses	-	56,825
NET INCOME (LOSS)	231,753	20,972
Total Comprehensive income (loss)	$231,753	$20,972

Basic and diluted loss per share	$0.00	$0.03

Weighted average # of shares outstanding	270,817,339	758,564

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

STATEMENTS OF STOCKHOLDER EQUITY

	Common stock		Additional	Accumulated
		Amount	paid-in capital	Deficit	Total
	Shares	($)	($)	($)	($)
12/31/2013	632,277	632	6,213,193	6,921,518	707,692
Unrealized Exchange Gain (loss)	-	-	-	-	-
Conversion of debt	184,371	184	47,337	-	47,521
Loss in 2014	-	-	-	20,972	20,972
12/31/2014	632,277	632	6,213,193	6,921,518	707,692
Foreign Exchange	-	-	-	-	-
Conversion of debt	45,000,000	32,720	-	-	32,720
Loss in 2015	-	-	-	231,573	231,573
12/31/2015	816,648	33,573	6,260,530	5,567,405	443,399

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

STATEMENTS OF CASH FLOW

	Years Ended
	December 31, 2015	December 31, 2014

OPERATING ACTIVITIES
Net income (loss) for the period	$231,573	$20,972
Adjustment for non-cash expenses
Amortization	-	-
Amortization of conversion benefit		(16,001)
Gain on Settlement of Debt	-	-
Accrued interest on convertible debt	-	-
Change in:
Accounts Receivable	59,150	67,195
Accounts payable and accrued liabilities	(33,120)	(73,825)
Cash used in operating activities	-	(1,659)

INVESTING ACTIVITIES
Purchase of equipment	-	-
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Convertible Loan	45,000	-
Cash from Financing Activities	-	-

INCREASE (DECREASE) IN CASH FOR PERIOD	(130)	(1,659)
Cash, beginning of period	244	1,903
Cash (overdraft), end of period	$114	$244

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Shares paid for Debt	$-	$-
Shares paid for Services	$-	$-

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

(fka Canadian Tactical Training Academy Inc.)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2015 and 2014, the Company had no components that would cause comprehensive income to be different than net loss.

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

Stock awards outstanding under the Company's current plans are fully vested, therefore there is no unrecognized compensation cost related to non vested options. No options were granted or exercised during the years ended December 31, 2015 and 2014.

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

NOTE 3 - ACCOUNTS AND CONVERTIBLE LOANS PAYABLE

As at December 31, 2015, the Company had accounts payable of $317,941 and convertible loans payable of $422,534.

The Company has outstanding various convertible loans at the following terms:

Party	Original Amount	Balance	Interest Rate	Conversion Rate
LagunaFinance - 2011	$77,464	Demand	0%	$0.001
Unitas – 2011	107,588	Demand	0%	$0.001
M. Landaverde - 2011	145,312	Demand	0%	$0.001
SSIS – 2011	32,170	Demand	0%	$0.001
SG - 2011	15,000	Demand	0%	$0.001
TOTAL	$422,534

The Loans are convertible at the shareholders' option into common stock at a conversion rate of $0.001 per common share. The Company may prepay the Loans at anytime without penalty or bonus.

As at December 31, 2015, the Company has not repaid all of the Loans, nor have the shareholders' provided a Notice of Conversion to the Company.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2015 and 2013. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.