Form 10-Q
period 2016-03-31
EARTH LIFE SCIENCES INC
filed 2016-05-19
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 15, 2016 the registrant’s outstanding common stock consisted of 270,817,339 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

EARTH LIFE SCIENCES INC.

BALANCE SHEETS

(Unaudited

	March 31, 2016	December 31, 2015
ASSETS
Current
Cash	$114	$114
Accounts receivable	-	-
Sales tax receivable	-	-
Loan Receivable	-	-
Total Current Assets	114	114
Equipment	-	-
Total Assets	$114	$114

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$394,613	$394,613
Convertible Note and Loans payable	332,163	332,163
Subscriptions received	-	-
Total Liabilities	726,776	726,776

STOCKHOLDERS' EQUITY
Common Stock, at par value	33,573	33,573
Additional Paid in Capital	6,260,530	6,260,530
Deficit	(5,567,405)	(5,567,405)
Total Stockholders' Deficit	(726,662)	(726,662)

Total Liabilities and Stockholders' Deficit	$114	$114

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
Period Ended	2016	2015

REVENUES	$-	$14,600

Total Revenues	-	14,600

EXPENSES
Amortization	-	-
Interest expense	-	1,912
Office and Administration	-	8,132
Total Expenses	-	10,035
NET INCOME (LOSS) FROM OPERATIONS	-	4,565
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	-	-
Gain on forgiveness of debt	-	-
Realized Gains (Losses)	-	-
Interest income	-	-
Total Other Income and Expenses	-	-
NET INCOME (LOSS)	-	4,565
Total Comprehensive income (loss)	$-	$4,565

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average # of shares outstanding	270,817,339	6,533,249

EARTH LIFE SCIENCES INC.

UNAUDITED STATEMENTS OF CASH FLOW

Three Months Ended
	March 31,	March 31,
	2016	2015

OPERATING ACTIVITIES
Net income (loss) for the period	$-	$4,565
Adjustment for non-cash expenses
Amortization	-	-
Foreign currency loss (gain)	-	-
Gain on Settlement of Debt	-	-
Accrued interest on convertible debt	-	-
Change in:
Accounts Receivable	-	-
Accounts payable and accrued liabilities	-	-
Cash used in operating activities	-	4,565

INVESTING ACTIVITIES
Purchase of equipment	-	-
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Convertible Loan	-	-
Loans payable	-	-
Subscriptions received	-	-
Cash from Financing Activities	-	-

INCREASE (DECREASE) IN CASH FOR PERIOD	-	1,887
Cash, beginning of period	114	284
Cash (overdraft), end of period	$114	$2,172

EARTH LIFE SCIENCES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2016

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

On July 15, 2015, the Company converted $45,000 of Loans into 45,000,000 shares of the Company..

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2015

Our net income for the three months ended March 31, 2016 totalled $-. This compares with our net loss of $4,565 for the three months ended March 31, 2015. General and administrative expenses for the three months ended March 31, 2016 and 2015 were $- and $8,132, respectively.

We incurred interest expense during the three months ended March 31, 2016 and 2015 were $- and $1,912, respectively. The Company had revenues during the three months ended March 31, 2016 and 2015 were $- and $14,600, respectively.

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve month period ending December 31, 2016, we project cash requirements of approximately $250,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2016

Operating, general and administrative costs	$300,000
Revenue	50,000
TOTAL	$250,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending March 31, 2016.

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $- for the three months ended March 31, 2015 and a net loss of $2,257 for the same period in 2014.

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

As of March 31, 2015, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Date: May 17, 2016

EARTH LIFE SCIENCES INC.

(Registrant)

By: /s/ Angelo Marino

Angelo Marino

President