Form 10-K/A
period 2014-12-31
EARTH LIFE SCIENCES INC
filed 2016-06-02
CIK 1165639

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 4

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 27, 2016 the registrant's outstanding common stock consisted of 270,817,339 shares. Of these shares 45,817,339 are held by non-affiliates and have a market value of $nil.

TABLE OF CONTENTS

Form 10-K

PART I

3

ITEM 1. DESCRIPTION OF BUSINESS

3

ITEM 1A. RISK FACTORS

10

ITEM 2. DESCRIPTION OF PROPERTY

13

ITEM 3. LEGAL PROCEEDINGS

13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

13

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

13

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

14

ITEM 8. FINANCIAL STATEMENTS

18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

18

ITEM 9A. CONTROLS AND PROCEDURES.

18

ITEM 9B. OTHER INFORMATION.

19

PART III

19

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

19

ITEM 11. EXECUTIVE COMPENSATION

22

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

23

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

23

ITEM 14. EXHIBITS

23

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

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

We were incorporated in the State of Nevada on November 2, 2001 under the name Altus Explorations Inc. (Altus) as a company engaged in the acquisition and exploration of oil and natural gas properties. The company has not been able to secure sufficient financing to act on oil and gas investment opportunities as they were identified. Therefore, we did very little business and showed very limited activity, with no profitability. In September 2010 we chose to enter the expanding field of training of peace and law enforcement officers as well as other professionals involved in the fields of security and safety oriented civilian training at both the individual and corporate levels, and entered into an agreement, in principle, to purchase Canadian Tactical Training Academy Inc. from UWD Unitas World Development Inc. ("UNITAS"), a private Canadian company. We refer to this asset purchase transaction as the Acquisition. On October 1, 2010, Altus entered into a Share Exchange Agreement (the "Agreement") with Unitas. Pursuant to the Agreement, Altus issued 80,000,000 shares of common stock for the acquisition of 450 shares of common stock of The Canadian Tactical Training Academy Inc. (post split – 250,000 common shares), representing 100% of the issued and outstanding shares of common stock, which were held by UWD. Further, Altus changed its name to Canadian Tactical Training Academy Inc. (CTTA) (the Company subsequently changed its name to Earth Life Sciences Inc.) and increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock and then further from 250,000,000 to 450,000,000. The Company assumed the business Canadian Tactical Training Academy Inc., which is the training of law enforcement, security, investigation and protection for officers and high-profile individuals.

To reflect the nature of our new business, we changed our corporate name on November 4, 2010 from Altus Explorations Inc. to Canadian Tactical Training Academy Inc. The Company changed its name to Earth Life Sciences Inc. on June 7, 2014.  Our principal executive offices are now located at 7000 Chemin Cote de Liesse, Suite 8, Montreal, Quebec, Canada H4T 1E7 and our telephone number is (514) 373-8411.

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

OUR COURSES:

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

· Unarmed survival combat.

· Transition from empty hands to handgun/long gun combat.

· Hand gun/long gun close combat techniques.

· Intervention in confined Areas.

· Defense against edged weapons.

· The use of a knife in combat.

· Ground combat with weapons.

· Handgun & long gun disarming.

· Small unit intervention.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. Currently, we are not a party to any material legal proceeding or litigation, whether current or threatened, nor are any of our officers, directors or affiliates, a party averse to us in any legal proceeding or litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Our authorized number of shares is 450,000,000.

On June 2, 2014 we declared a reverse stock split and each shares of common stock outstanding were replaced by one fortieth of a share of common stock. No fractional shares were issued.. As of that date and following the reverse split of the stock, we had a total of 632,277 common shares issued and outstanding.

On April 25, 2014, we converted $55,000 of convertible debt into 184,375 shares of common stock (pre-split 59,000,000 shares.)

As of December 31, 2014, there were 169 holders of record of our common stock. As of such date, 816,656 common shares were issued and outstanding.

As a subsequent event on June 10, 2015, the we declared a further reverse stock split and each shares of common stock outstanding was replaced by one eighth of a share of common stock. No fractional shares were issued. As of that date and following the reverse split of the stock, we had a total of 270,817,339 common shares issued and outstanding.

As a subsequent event during 2015, we issued 270,000,000 post-split shares of common stock pursuant to a conversion of debt of $270,000.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2014 AND 2013

Our net loss for the twelve months ended December 31, 2014 totalled $35,855. This compares with our net loss of $66,197 for the twelve months ended December 31, 2013. General and administrative expenses for the twelve months ended December 31, 2014 and 2013 were $77,456 and $144,730, respectively as a result of some downsizing in staff.

Analysis of Administration Expenses	for the year ended December 31
	2014	2013	Difference	Explanation
Advertising	$ 1,629	$ 3,417	(1,788)
Automotive	8,484	6,335	2,149	Increased domestic contracts
Bad debts	31,277	14,369	16,908	Write-off of bad debt
Equipment rentals	883	-	883
Insurance	3,959	3,180	779
Management fees	-	33,613	(33,613)	No management fees in 2014
Meals and entertainment	853	1,057	(205)
Office expenses	7,157	3,628	3,529	Use of home office
Professional fees	-	3,847	(3,847)	Reduced volume
Rent	-	28,011	(28,011)	Shut down office
Subcontractors	21,194	27,546	(6,352)	Reduced volume
Business taxes and licenses	559	936	(377)
Training	1,463	-	1,463
Travel	-	10,908	(10,908)	Reduced volume
Uniforms	-	1,006	(1,006)	Reduced volume
Telecommunications	-	7,416	(7,416)	Reduced volume
	$ 77,457	$ 145,272	(67,815)

We incurred interest expense during the year ended December 31, 2014 of $16,057, compared to $14,369 interest expense for the same period in 2013. The Company entered into Convertible Loan Agreements (the "Loans") with the shareholders whose Loans matured on December 31, 2007 and required payment of all outstanding principal and interest in full on January 2, 2008.The Company entered into additional Loans for the conversion of accounts payable, during the year ended December 31, 2014. Interest rates are 12% per annum payable in arrears upon the maturity of the Loans. The shareholders agreed to forego interest that accrued during 2006, and provided for interest on the outstanding Loan balances to commence January 1, 2007.

The Company had revenues for the year ended December 31, 2014 of $57,879 (2013 - $75,044).

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

Our funding needs for the next twelve months are summarized below:

Funding Required During the Twelve Month Period Ending December 31, 2016

Operating, general and administrative costs	$300,000
Mining Claim costs	180,000
Revenue	(50,000)
TOTAL	$430,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2015.

In order to grow our new business, the directors of the company have prepared the following business plan. The Company and its directors intend to execute this plan as soon as possible.

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

A. BRAZIL

Security in Brazil will attain unprecedented levels of global importance due to the fact that this region of the world will be host to international events such as the Formula 1 race circuit and the 2016 Olympic Games. CTTA will be working with Canadian government officials and local officials to encompass the specific training and management requirements presented to assist police, private security and military units in dealing with the increase in the need for public maintaining of order

B. MIDDLE EAST (GULF)

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

•

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

In February 2016, we retained BF Borgers CPA PCto be the Company’s PCAOB auditor.

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

TRANSACTIONS WITH RELATED PARTIES

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
(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2016.

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino

Angelo Marino

President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	May 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Earth Life Sciences, Inc.:

We have audited the accompanying balance sheet of Earth Life Sciences, Inc. (“the Company”) as of December 31, 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Earth Life Sciences, Inc., as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
May 31, 2016

EARTH LIFE SCIENCES INC.

BALANCE SHEETS

	December 31, 2014 (Audited)	December 31, 2013 (Unaudited)
ASSETS
Current
Cash	$244	$1,903
Accounts receivable	-	24,640
Loan Receivable	-	42,555
Total Current Assets	244	69,098
Total Assets	$244	$69,098

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$129,604	$212,106
Accounts payable – related party	144,957	157,763
Convertible debt	77,720	58,714
Loans payable	168,608	261,071
Loans payable – related party	118,554	87,136
Total Liabilities	639,443	776,790

STOCKHOLDERS' EQUITY
Common Stock, authorized 450,000,000 shares at par value $0.001, issued and outstanding as of December 31, 2014 – 816,656 shares and as of December 31, 2013 – 632,277 shares, respectfully	817	632
Additional Paid in Capital	6,260,531	6,213,193
Accumulated Comprehensive Income	102,058	44,453
Deficit	(7,001,605)	(6,965,970)
Total Stockholders' Deficit	(639,199)	(707,692)

Total Liabilities and Stockholders' Deficit	$244	$69,098

The Accompanying notes are integral part of these financial statements.

EARTH LIFE SCIENCES INC.

 STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2014 (Audited)	2013 (Unaudited)
REVENUES	$57,879	$75,044

Total Revenues	57,879	75,044

EXPENSES
Interest expense	16,057	14,369
Office and Administration	77,457	145,272
Total Expenses	93,514	159,641
NET INCOME (LOSS) FROM OPERATIONS	(35,635)	(84,597)
Other Income and Expenses
Foreign Exchange Gain (Loss)	-	16,395
Interest income	-	4
Total Other Income and Expenses	-	16,399
NET INCOME (LOSS)	(35,635)	(68,196)
Unrealized Foreign Exchange Gain (Loss)	56,605	44,453
Total Comprehensive income (loss)	$20,970	$(23,744)

Basic and diluted loss per share	$0.03	$(0.04)

Weighted average # of shares outstanding	758,564	632,277

The Accompanying notes are integral part of these financial statements.

EARTH LIFE SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
		($)	($)	($)	($)	($)
Balance, January 1, 2013	632,277	632	6,213,193	-	(6,897,774)	(683,949)
Unrealized Exchange Gain (loss)	-	-	-	44,453	-	44,453
Net income (loss) year ended December 31, 2013	-	-	-	-	(68,196)	(68,196)
Balance, December 31, 2013	632,277	632	6,213,193	44,453	(6,965,970)	(707,692)
Unrealized Exchange Gain (loss)	-	-	-	56,605	-	56,605
Share issuance – conversion of shares	184,379	185	47,338	-	-	47,523
Net income (loss) year ended December 31, 2014	-	-	-	-	(35,635)	(35,635)
Balance, December 31, 2014	816,656	817	6,260,531	101,058	(7,002,375)	(639,199)

The Accompanying notes are integral part of these financial statements.

EARTH LIFE SCIENCES INC.

STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2014 (Audited)	2013 (Unaudited)

OPERATING ACTIVITIES
Net income (loss) for the period	$(35,635)	$(68,196)
Adjustment for non-cash expenses
Change in:
Accounts Receivable	24,640	14,073
Accounts payable and accrued liabilities	(35,942)	55,544
Cash used in operating activities	(46,937)	1,421

INVESTING ACTIVITIES
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Repayment of convertible debt with shares	47,523	-
Conversion of debt to shares	(47,523)	-
Loan Receivable	45,278	-
Cash from Financing Activities	45,278	-

INCREASE (DECREASE) IN CASH FOR PERIOD	(1,659)	1,421
Cash, beginning of period	1,903	482
Cash end of period	$244	$1,903

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Shares paid for Debt	$47,523	$-
Shares paid for Services	$-	$-

The Accompanying notes are integral part of these financial statements.

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

Equipment

Equipment is recorded at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Amortization is provided using the straight-line method over the estimated useful lives of the assets which is three years for computers.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2014 and 2013, the Company recorded unrealized foreign exchange gains of $56,825 and $61,400 respectfully.

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

Financial Instruments

The Company’s balance sheet includes financial instruments, specifically accounts payable, accrued expenses, and payables to related parties. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Revenue Recognition

The Company follows ASC 605, Revenue Recognition -The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company provides services to companies on a time and materials basis and recognizes revenues upon billing of time and materials at which all services have been completed and there is no warranty or returns on services.

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2015 or December 31, 2014.

Net Income (loss) per Common Share

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2014 and at December 31, 2013.

Share Based Compensation

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.

Share-based expense for the periods ended December 31, 2014 and 2013 totaled $-0- and $-0-, respectively.

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

NOTE 3 – CONVERTIBLE NOTE PAYABLE

As at December 31, 2014, the Company had convertible note payable totalling $77,720 (2013 - $58,714. The convertible note was issued in 2011 and has no interest rate and no fixed terms of repayment. The Note is convertible into common shares at $0.001 per share. Currently, the note could be converted to 77,720,000 shares. On July 15, 2015, the Company converted $45,000 of Loans into 45,000,000 shares of the Company. There was no beneficial conversion as the current market price is equal to par value and this remained so through conversion or to the current date.

NOTE 4 – NOTES PAYABLE

As at December 31, 2014, the Company had Notes Payable in the amount of $168,608 (2013 - $261,071). The notes are unsecured, have no repayment terms, and no interest rate.

NOTE 5 – RELATED PARTY TRANSACTIONS

As at December 31, 2014, the Company had Accounts Payable due to related parties totalling $144,957 (2013 - $257,753). As of December 31, 2014, the Company had Notes Payable to related parties of $118,554 (2013 - $87,136). These notes are demand, with no interest rates.

NOTE 6– COMMON STOCK

As at December 31, 2014, the Company had 450,000,000 shares of $0.001 par value common shares authorized. On April 25, 2014, the Company converted $55,000 of its convertible debt into 184,371 shares of common stock of the Company. Pre-split, this equated to 55,000,000 shares. On June 2, 2015, the Company completed a reverse stock split of 40:1. On June 10, 2015, the Company completed a reverse stock split of 8:1.

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

NOTE 8 – ANALYSIS OF ADMINISTRATION EXPENSES

Analysis of Administration Expenses	for the year ended December 31
	2014	2013
Advertising	$1,629	$3,417
Automotive	8,484	6,335
Bad debts	31,277	14,369
Equipment rentals	883	-
Insurance	3,959	3,180
Management fees	-	33,613
Meals and entertainment	853	1,057
Office expenses	7,157	3,628
Professional fees	-	3,847
Rent	-	28,011
Subcontractors	21,194	27,546
Business taxes and licenses	559	936
Training	1,463	-
Travel	-	10,908
Uniforms	-	1,006
Telecommunications	-	7,416
	$77,457	$145,272

NOTE 9 – SUBSEQUENT EVENTS

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