Form 10-Q
period 2016-06-30
EARTH LIFE SCIENCES INC
filed 2016-08-15
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016 the registrant’s outstanding common stock consisted of 270,817,339 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

EARTH LIFE SCIENCES INC.

BALANCE SHEETS

(Unaudited

	June 30, 2016	December 31, 2015
ASSETS
Current
Cash	$114	$114
Accounts receivable	-	-
Sales tax receivable	-	-
Loan Receivable	-	-
Total Current Assets	114	114
Equipment	-	-
Total Assets	$114	$114

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$394,613	$394,613
Convertible Note and Loans payable	332,163	332,163
Subscriptions received	-	-
Total Liabilities	726,776	726,776

STOCKHOLDERS' EQUITY
Common Stock, at par value	33,573	33,573
Additional Paid in Capital	6,260,530	6,260,530
Deficit	(5,567,405)	(5,567,405)
Total Stockholders' Deficit	(726,662)	(726,662)

Total Liabilities and Stockholders' Deficit	$114	$114

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Six months ended
	June 30,	June 30,
Period Ended	2016	2015

REVENUES	$-	$18,100
Total Revenues	-	18,100

EXPENSES
Amortization	-	-
Interest expense	-	1,912
Office and Administration	-	11,123
Total Expenses	-	13,035
NET INCOME (LOSS) FROM OPERATIONS	-	5,065
Other Income and Expenses
Unrealized Foreign Exchange Gain (Loss)	-	-
Gain on forgiveness of debt	-	-
Realized Gains (Losses)	-	-
Interest income	-	-
Total Other Income and Expenses	-	-
NET INCOME (LOSS)	-	5,065
Total Comprehensive income (loss)	$-	$5,065

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average # of shares outstanding	270,817,339	202,328,633

EARTH LIFE SCIENCES INC.

UNAUDITED STATEMENTS OF CASH FLOW

Six months ended
	June 30,	June 30,
	2016	2015

OPERATING ACTIVITIES
Net income (loss) for the period	$-	$500
Adjustment for non-cash expenses
Amortization	-	-
Foreign currency loss (gain)	-	-
Gain on Settlement of Debt	-	-
Accrued interest on convertible debt	-	-
Change in:
Accounts Receivable	-	-
Accounts payable and accrued liabilities	-	-
Cash used in operating activities	-	500

INVESTING ACTIVITIES
Purchase of equipment	-	-
Cash used in Investing Activities	-	-

FINANCING ACTIVITIES
Convertible Loan	-	-
Loans payable	-	-
Subscriptions received	-	-
Cash from Financing Activities	-	-

INCREASE (DECREASE) IN CASH FOR PERIOD	-	-
Cash, beginning of period	114	2,172
Cash (overdraft), end of period	$114	$2,172

EARTH LIFE SCIENCES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2016

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation . As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Six months ended June 30, 2016 and 2015

Our net income for the six months ended June 30, 2016 totalled $-. This compares with our net income of $500 for the six months ended June 30, 2015. General and administrative expenses for the six months ended June 30, 2016 and 2015 were $- and $11,123, respectively.

We incurred interest expense during the six months ended June 30, 2016 and 2015 were $- and $1,912, respectively. The Company had revenues during the six months ended June 30, 2016 and 2015 were $- and $18,100, respectively.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred a net loss of $- for the six months ended June 30, 2015 and a net gain of $500 for the same period in 2015.

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

Date: August 15, 2016

EARTH LIFE SCIENCES INC.

(Registrant)

By: /s/ Lin Han

Lin Han

President