Form 10-K/A
period 2015-12-31
EARTH LIFE SCIENCES INC
filed 2020-03-17
CIK 1165639

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A-1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

001-31444
(Commission File Number)

EARTH LIFE SCIENCES INC.
(Name of small business issuer in its charter)

NEVADA	98-0361119
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 880, 50 West Liberty Street, Reno, Nevada, 89501
(Address of principal executive offices) (Zip Code)

(514) 500-4111
Issuer’s telephone number

Former name, former address and former fiscal year, if changed since last report: N/A

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CLTS	OTC Markets

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☐      No     ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     ☐      No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES . ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 15, 2016, the registrant’s outstanding common stock consisted of 270,817,339 shares. Of these shares 45,817,339 are held by non-affiliates and have a market value of $nil.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”) of Earth Life Sciences Inc.is being filed for the purpose of revising the financial statements for the year ended December 31, 2015.

PART I

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

We were incorporated in the State of Nevada on November 2, 2001 under the name Altus Explorations Inc. (Altus) as a company engaged in the acquisition and exploration of oil and natural gas properties. The company has not been able to secure sufficient financing to act on oil and gas investment opportunities as they were identified. Therefore, we did very little business and showed very limited activity, with no profitability. In September 2010 we chose to enter the expanding field of training of peace and law enforcement officers as well as other professionals involved in the fields of security and safety oriented civilian training at both the individual and corporate levels. and entered into an agreement, in principle, to purchase Canadian Tactical Training Academy Inc. from UWD Unitas World Development Inc. (“UNITAS”), a private Canadian company. We refer to this asset purchase transaction as the Acquisition. On October 1, 2010, Altus entered into a Share Exchange Agreement (the “Agreement”) with Unitas. Pursuant to the Agreement, Altus issued 80,000,000 shares of common stock for the acquisition of 450 shares of common stock of The Canadian Tactical Training Academy Inc., representing 100% of the issued and outstanding shares of common stock, which were held by UWD. On November 4, 2010, Altus changed its name to Canadian Tactical Training Academy Inc. (CTTA) (the Company subsequently changed its name to Earth Life Sciences Inc. on June 2, 2014) and increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock and then further from 250,000,000 to 450,000,000.

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

The Property is subject to a 4% NSR on precious metals, and also subject to royalty payments of $0.25 per tonne (2,206 lbs.) on the sale of pit run products or processed products; or $0.35 per tonne on the sale of processed mineral products where the selling price of the processed minerals products sell for a price in excess of $35 per tonne; or an amount of $1.00 per tonne on the same of processed mineral products where the selling price of the processed mineral products sell for a price in excess of $100 per tonne. 50% of the NSR can purchased by the Company for $1,000,000 at any time before the fifth year anniversary of the Agreement.

The Property consists of the following claims located in the caribou Mining Division in the province of British Columbia:

Tenure	Tenure		Map	Mining
Number	Type	Ownership	Number	Division
399611	Mineral	100%	093A024	CARIBOO
399044	Mineral	100%	093A024	CARIBOO
416708	Mineral	100%	093A024	CARIBOO

Geology - Technical

The local geology represents typical Cariboo complexity wit flow remnants of Miocene Basaltic age, with occasional window displaying underlying white channel clasts, being part of a much older Cariboo basement with origin to the North-East. These gravels consist of well-rounded white quartz and minor micaceous sericite clays rather loosely cemented made up of 1 cm to 10 cm of white aggregates within the clays. The East and Northeast parts of the Claim Group are covered by older Triassic volcanics, mostly grey to green Alkali Basalts, when oxidized appears red to maroon on the surface. The northern part of property was reported on by Kruchowski (1978) identifying a cohesive blue clay over and underlying the quartz gravels passing downward into well sorted and rounded coarse quartz sand. To the west, the flat-lying Miocene Flows are evident along a front of over 2 km. South to North substantial areas of white channel material are covered up. The claims have been the subject of a series of trench works to the west of China Cabin Lake. All previous testing has resulted in consistent grading of roughly 20% sericite clay matrix and 80% of a fairly uniformly graded 3/4 inch quartz clasts. The trench work covers some 5 acres and displays a uniform grading to a depth of 6 metres.

Geology – General

The claims are an excellent footprint of industrial silica. The silica conglomerate outcrops are found on ridges to the west of China Cabin Lake. The known deposit has a spotty outcropping thought to contain at least 100,000 cubic yards of silica rich material (approx. 250,000 tonnes). This material can be used for a host of product lines including landscape rock, cement additives, silicon feed, mica, artisan clays, concrete aggregate, agricultural fillers, paint, window and bottle glass, fibre optics, porcelain and ceramics. Half a metric tonne of plus 3 inch clasts have been hand cobbed from the various trench exposures and surface outcrops across the White Channel claim. The cobbles are uniformly distributed across the south and western edges of the property. For the initial testing, 2048 grams of split samples were submitted for crushing tests. The clasts were only run through a jaw crusher and the materials screened for particle size development. In the test crushing (1” opening jaw) of the cobbles sampled from the property the following size chart was obtained:

White Channel Cobble Crush Test
Certificate No	Sample Name	Assay Wt. (g)	Assay Wt. (kg)	Weighted Average
0V0681RA	Cobble#(1-5) + 1 inch	152		0.17%
0V0681RA	Cobble#(1-5) + 1/2 inch		28.4	32.55%
0V0681RA	Cobble#(1-5) + 3/8 inch		10.9	12.49%
0V0681RA	Cobble#(1-5) + 1/4 inch		38.1	43.67%
0V0681RA	Cobble#(1-5) + 10 mesh		27.7	31.75%
0V0681RA	Cobble#(1-5) + 20 mesh		8.7	9.97%
0V0681RA	Cobble#(1-5) + 40 mesh		6.3	7.22%
0V0681RA	Cobble#(1-5) + 80 mesh		4.4	5.04%
0V0681RA	Cobble#(1-5) + 100 mesh	945.2		1.08%
0V0681RA	Cobble#(1-5) + 150 mesh	372.5		0.43%
0V0681RA	Cobble#(1-5) + 200 mesh	390.6		0.45%
0V0681RA	Cobble#(1-5) + 400 mesh	249.8		0.29%
0V0681RA	Cobble#(1-5) - 400 mesh	89.9		0.10%
		2,200.0	124.5

These results indicate that only primary crushing of the product is required to obtain a host of finer products without any additional processing costs. The samples are available to be viewed at the Company offices.

The chart above details the weight percent of the crushing product with a clear working size of ½ inch to 10 mesh as a primary size split. The finer products will become greater as the materials is re-handled. However, each current grain size has its own industrial application.

Without a great deal of processing, the White Channel property offers an industrial mineral source for white decorative aggregate. The product can be mined in a fashion similar to a normal sand and gravel deposit. The main product produced from the property will be coarse grained, rounded and frosted white quartz pebbles. The product can be bulked shipped and potentially bagged on site for sale into the landscape markets in Western Canada and the west coast of the United States. The product can be either direct shipped by truck and transfer or trans-loaded at a rail siding in Williams Lake, which is 65 kilometers west of the property.

Location and Access

The property is located approximately two kilometers west of the town of Horsefly. The claim consists of 20 units or 500 hectares, with five units running north south and four units running east west. The rectangular claim block is bordered on the north by the main paved all weather regional highway running east, 51 kilometers from 150 Mile House to Horsefly. Logging road access is right to the center of the claim off the main paved road. Additional logging roads allow access to the southeast and southwest corners of the claim.

Elevations range roughly from 800 to 900 metres ASL with the property being slightly hilly with substantial tree cover. Four small, distinct lower boggy areas are noted across the property with streams bordering the northern and eastern edges. China Cabin Lake is wholly contained along the eastern border of the claim. The lake is fed and then emptied by a stream system running due north and south of the main lake. China Cabin Lake sits at an elevation of 827 metres ASL.

Heavy equipment for developing and processing the pebbles and subsequent additional minerals is readily available from Horsefly and surrounding towns such as Williams Lake. A local work force is also present.

The climate in the Caribou region is generally mild but can become harsh for extended periods in the winter. The operation would have to be suspended during the winter months due to the problems with equipment freeze up. Full production could be possible on the property roughly from May to November each year. The region has a large logging business and land clearing could be accomplished during the winter months when the lower elevations are frozen to allow equipment traffic. This would also facilitate trench exploration work during the non-production periods. The general positioning of the property makes it an excellent candidate to sustain a commercial extraction and production operation.

INVESTMENT IN CANADIAN TACTICAL TRAINING ACADEMY INC.

The CANADIAN TACTICAL TRAINING ACADEMY (CTTA), a wholly owned subsidiary, was an educational organization to provide professional training and operational objectives by offering the tools and guidance required to enhance careers and ensure the survival of its participants. CTTA offers specialized programs such in :Executive Protection, Investigation and Surveillance, Rapid Integrated Survival Kombat (RISK) System, Tactical Firearms, Handcuffing, Airport and Airline Security (IATA and ICAO standards), Ports Facilities and Maritime Security (ISPS Code), Basic SWAT Techniques, Corporate Safety Awareness, and much more. Our civilian training programs are recognized by numerous notable corporations, and our instructors are proud members of several prestigious law enforcement and security associations.

The operations of CTTA started in October of 2010 and ended on December 31, 2015. Sales revenue peaked in 2013 at $75,044. The subsidiary incurred losses in every year and was unable to continue and provide professional services.

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

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”.

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

WE HAVE A LIMITED OPERATING HISTORY.

We have a limited operating history upon which an evaluation of our future prospects can be made. Our business history has been limited to oil and gas exploration, mineral exploration and the training of law enforcement personnel and personal security. Since inception, our operation has been generating losses and we cannot give assurances that we will be successful in generating profits in the future.

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

Significant investment risks and operational costs are associated with our exploration, development and mining activities. These risks and costs may result in lower economic returns and may adversely affect our business.

Mineral exploration is frequently unproductive. If mineralization is discovered, it may take a number of years until production is possible, during which time the economic viability of the Project may change.

Development projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Development project items such as estimates of reserves, recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of sampling techniques, and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage to be processed, the configuration of the ore body, expected recovery rates, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, our financial condition and results of operations may be negatively affected.

BECAUSE THE MARKET FOR OUR COMMON STOCK IS LIMITED, YOU MAY NOT BE ABLE TO RESELL YOUR SHARES OF COMMON STOCK.

There is currently a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “CLTS.” As a result, you may not be able to resell your securities in open market transactions.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own real property. Corporate offices and training facilities were rented from UWD Unitas World Development Inc. until March 31, 2015. The space was fully furnished and secure office space, including a network of personal computers for a minimum of seven persons located at 7000 Chemin Cote de Liesse, Suite 8, Montreal, Quebec. UWD also provided printers, telephone system, e-mail system, Fax, photocopier, security system including video surveillance and recording system, storage space, fully equipped kitchen and eating area, meeting area, and cleaning services. After March 31, 2015 the space was operated by 3041557 Canada Ltd. The cost of the above rental was $8,000 per year.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2015 AND 2014

Our net loss for the twelve months ended December 31, 2015 totaled $889,258 compared to our net loss of $35,635 for the twelve months ended December 31, 2014.

The Company divested of and discontinued the operations of CTTA, a subsidiary company. The Company started operations of CTTA in October 2010 ending on December 31, 2015. The following table gives a summary of the operations for this period.

Discontinued Operations of CTTA

	2010	2011	2012	2013	2014	2015
Sales	$10,178	$15,613	$50,309	$75,044	$57,879	$47,575
Deduct:
Depreciation	78	1,222	1,209	-	-	-
Interest expense	-	-	11,719	14,369	16,057	2,476
Expenses	23,505	137,365	212,960	141,667	90,137	46,687
Foreign exchange	407	(6,878)	(17,978)	(16,395)	-	(37,453)
Gain on debt	-	-	-	-	-	(439,118)
Total expenses	23,990	131,709	207,910	139,641	106,194	(427,408)
Net gain (loss)	$(13,812)	$(116,096)	$(157,601)	$(64,597)	$(48,315)	$474,983

The details for the discontinued operations for the years ended December 31, 2015 and 1014 are as follows:

Discontinued Operations	For the year ended December 31, 2015	For the year ended December 31, 2014
Revenues	$47,575	$57,879
Total revenues	47,575	57,879
Expenses
Bad debts	-	31,277
Bank charges and interest	3,943	15,933
Consulting and subcontractors	22,165	21,194
Office and general	23,055	21,733
	(49,163)	(90,137)
Net loss	(1,588)	(32,258)
Other items
Gain on reversal of debt	439,118	-
Foreign exchange gain	37,453	19,822
Total comprehensive income (loss)	$474,983	$(32,258)

The components of major assets and liabilities of discontinued operations at December 31, 2015 and 2014 were as follows:

	2015	2014
Assets	$-	$244
Accounts payable	$-	$3,782
Accrued management fees	$-	$26,387
Accrued liabilities from previous years	$-	$82,584
Accounts payable, related party *	$-	$144,957
Notes payable	$-	$125,485
Notes payable, related party *	$-	$118,554

●	Related party having a common director until July 31, 2014, filed for bankruptcy on June 30, 2015 was owed $27,781 by the Company. Related party having a large share position until June 2, 2014 filed for bankruptcy on July 29, 2015 was owed accounts payable of $122,860 and a note for $105,116 by the Company. The operations of CTTA were transacted in Canadian dollars causing variance in translation to US dollars.

The Company issued 45 million shares pursuant to a convertible debt at a conversion price of $0.001 per share. The Company calculated a stock-based compensation expense of $1,305,000 based on the market value of the shares issued less the conversion value, of $0.029 per share.

Pursuant to the acquisition of the White Channel claims the Company expended $12,058 in field exploration.

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the year ending December 31, 201, we project cash requirements of approximately $100,000 as we continue to restructure our activities.

Operating, general and administrative costs	$50,000
Mining Claim costs	50,000
TOTAL	$100,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page. Audited financial statements have been prepared for the year ended December 31, 2014. The Company has engaged the auditors to audit the management prepared financial statements for the year ended December 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In February 2016, we retained BF Borgers CPAs to be the Company’s PCAOB auditor.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2015 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer/ Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the management, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION. - none

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Angelo Marino	President, Secretary, Vice President	43	October 1, 2010
Lin Han	Director	32	May 28, 2014
Jocelyn Moisan	Ex -President	44	October 1, 2010 to July 31, 2014
John Farinaccio	Ex-Treasurer, Vice President	39	October 1, 2010 to March 1, 2014

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

ANGELO M. MARINO, PRESIDENT AND SECRETARY

Educated and certified in various North American institutions, the President and CEO of UNITAS WORLD completed a Bachelor of Science in Criminal Justice Administration and a Master of Science in Policing and Social Conflict. Possessing a strong and diversified background in both the public and private sectors of the security world, Mr. Marino’s experience includes 23 years as a personal protection specialist having escorted clients to and from various Canadian, U.S., South American, European and African destinations, 17 years as a security and personal protection trainer, 10 years as director of a network of specialized security and protection operatives, 7 years as a municipal public safety officer, and 15 years as a protection officer specialized in the secure transport of high-risk cargo, including 5 years as coordinator of special operations.

Mr. Marino is considered to be one of Canada’s most renowned Specialists and Master Instructors in the fields of Armored and Non-Armored High Risk Cargo Protection, Tactical Operations and Executive, Personal and Family Protection, having trained more than 4300 security, police and military personnel.

Having worked in over 40 countries to this date, Mr. Marino has created and directed a variety of training programs for numerous domestic and international security and Law Enforcement agencies and has trained the presidential security details of two countries.

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

CODE OF ETHICS

Effective February 27, 2004, the Company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company’s officers including our president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of the Company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
					Securities	Restricted
					Underlying	Stock
Name and				Other Annual	Options/SARs	Award(s)		All Other
Principal Position	Year	Salary	Bonus	Compensation(1)	Granted	Share Units	LTIP	Compensation
Angelo Marino	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary
Lin Han	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director
Jocelyn Moisan	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ex-president	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John Farinaccio	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ex Treasurer	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Mr. Song Bo 700 Cote de Liesse Suite 8 Montreal, Quebec	225,000,000 Common shares	83%

CHANGES IN CONTROL

On June 14, 2015, the Company issued 225,000,000 shares of common stock to Mr. Song Bo in exchange for rights for certain mineral assets.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed herein and in the Notes to Financial Statements, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

ITEM 14. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

(3) ARTICLES OF INCORPORATION AND BYLAWS

3.1	Articles of Incorporation (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).
3.2	Bylaws (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).
3.3	Certificate of Forward Stock Split filed with Nevada Secretary of State on November 6, 2003. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)
3.4	Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on February 2, 2004. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)
3.5	Certificate of Amendment (Name Change) filed with the Nevada Secretary of State on November 4, 2010.
3.6	Certificate of Amendment to increase the number of authorized shares from 250,000,000 to 450,000,000) filed with the Nevada Secretary of State on June 2, 2011.

(10) MATERIAL CONTRACTS

10.1	Convertible Loan Agreement between Altus Explorations Inc. and CodeAmerica Investments, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).
10.2	Convertible Loan Agreement between Altus Explorations Inc. and Paragon Capital, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).
10.3	Convertible Loan Agreement between Altus Explorations Inc. and DLS Energy Associates, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).
10.4	2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)
10.5	Agreement between Earth Life Science Inc. and Bo Song pursuant to the acquisition of the White Channel mineral property dated May 16, 2015.

(14) CODE OF ETHICS

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)
(31)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934
(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2020.

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino
Angelo Marino

President

In accordance with the requirements of the Exchange Act, this Form 10-K/A for the year ended December 31, 2015 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	March 10, 2020

Earth Life Sciences Inc.
Balance Sheets
For the years ended December 31

	Note	Amended 2015	2014
		(unaudited)	(audited)
ASSETS
Current Assets
Assets of discontinued operations	3	-	$244
		-	244
Mineral properties	4	6,750,000	-
Equipment		1,960	-
Total assets		$6,751,960	$244
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$116,697	$59,974
Accounts payable and accrued liabilities, discontinued operations	3	-	112,753
Accounts payable from discontinued operations, related party	3	-	144,957
Convertible debt	5	32,720	77,720
Notes payable from discontinued operations	3	-	125,485
Notes payable from discontinued operations, related party	3	-	118,554
		149,417	639,443
SHAREHOLDERS’ EQUITY
Common shares, authorized 450,000,000 shares at par value $0.001, issued and outstanding as of December 31, 2015 – 270,817,339 shares and December 31, 2014 - 817,339 shares.		270,817	817
Additional paid in capital		14,090,531	6,260,531
Accumulated comprehensive income		131,859	101,058
Deficit		(7,890,664)	(7,001,605)
		6,602,543	(639,199)
Total liabilities and shareholders’ equity		$6,751,960	$244

The accompanying notes form an integral part of these financial statements

Earth Life Sciences Inc.
Statement of Operations
For the years ended December 31

	Note	Amended 2015	2014
		(unaudited)	(audited)
Revenues		$-	$-
Total revenues		-	-

Expenses
Consulting and subcontractors		$35,000	$-
Depreciation		490	-
Office and general		11,494	3,377
Mineral exploration costs		12,058	-
Stock-based compensation	2	1,305,000	-
		(1,364,042)	(3,377)
Net loss		(1,364,042)	(3,377)

Discontinued operations of subsidiary	3
Revenue from discontinued operations		47,575	57,879
Expenses from discontinued operations		(49,163)	(90,137)
Gain on reversal of debt from discontinued operations		439,118	-
Foreign exchange gain		37,453	-
		474,983	(32,258)
Net loss for the year		(889,059)	(35,635)
Other items
Unrealized foreign exchange		30,801	56,605
Total comprehensive income (loss)		$(858,258)	$20,970
Loss per share, basic and diluted		$(0.01)	$0.03

Weighted average number of shares outstanding		144,965,690	758,564

The accompanying notes form an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Cash Flows
For the years ended December 31

	Note	Amended 2015	2014
		(unaudited)	(audited)
Cash Flows from Operating Activities
Loss for the period		$(889,059)	$(35,635)
Items not affecting cash:
Depreciation		490	-
Stock-based compensation	2	1,305,000	-
		416,431	(35,635)
Changes in non-cash working capital:
Amounts receivable		-	24,640
Accounts payable and accrued liabilities		(12,907)	(35,942)
Discontinued operations	3	(401,318)	-
Net cash provided by (used in) operating activities		2,206	(46,937)

Cash Flows from Financing Activities
Repayment of convertible debt with shares		45,000	47,523
Conversion of debt to shares		(45,000)	(47,523)
Loan receivable		-	45,278
Net cash provided by financing activities		-	45,278

Cash Flows from Investing Activities
Acquisition of exploration and evaluation assets		-	-
Purchase of equipment		(2,450)	-
Net cash used in investing activities		(2,450)	-
Change in cash and cash equivalents		(244)	(1,659)
Cash and cash equivalents at beginning of period		244	1,903
Cash and cash equivalents at end of period		$-	$244

Cash and cash equivalents consist of:
Cash		$-	$244
		$-	$244

Interest paid		$-	$-
Income taxes paid		$-	$-
Shares issued for debt	2	$1,350,000	$47,523
Shares issued for mineral property	4	$6,750,000	$-
Shares issued for services		$-	$-

The accompanying notes form an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity (Amended)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2013	632,960	$632	$6,213,193	$(6,965,970)	$44,453	$(707,692)
Conversion of debt	184,379	185	47,338	-	-	47,523
Unrealized exchange gain	-	-	-	-	56,605	56,605
Loss for the year	-	-	-	(35,635)	-	(35,635)
Balance, December 31, 2014	817,339	$817	$6,260,531	$(7,001,605)	$101,058	$(639,199)
Property acquisition - White Channel	225,000,000	225,000	6,525,000	-	-	6,750,000
Conversion of debt	45,000,000	45,000	1,305,000	-	-	1,350,000
Unrealized exchange gain	-	-	-	-	30,801	30,801
Loss for the year	-	-	-	(889,059)	-	(889,059)
Balance, December 31, 2015	270,817,339	$270,817	$14,090,531	$(7,890,664)	$131,859	$6,602,543

The accompanying notes form an integral part of these financial statements

EARTH LIFE SCIENCES INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Earth Life Sciences Inc. (the “Company”) was incorporated in the state of Nevada on November 2, 2001. Originally the corporate name was Altus Explorations, Inc. On June 2, 2014 the Company changed its name to Earth Life Sciences Inc.

On October 1, 2010, the Company entered into a Share Exchange Agreement (the “Agreement”) with UWD Unitas World Development Inc. (“UWD”), a privately held Canadian incorporated company. Pursuant to the Agreement, the Company issued 80,000,000 shares of common stock for the acquisition 100% of the issued shares of Canadian Tactical Training Academy Inc (“CTTA”). The Company operations consisted of the training of law enforcement, security, investigation and protection for officers and individuals. During the year ended December 31, 2015 the Company discontinued the operations of CTTA and returned the shares of CTTA.

On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to Mr. Song Bo, to earn the mineral rights for the White Channel mineral claims located in British Columbia. The Company embarked on mineral exploration program. As a result of continued losses and lack of potential from the operation of the tactical training business, the Company divested itself of the operations of Canadian Tactical Training Academy Inc. and has shown these operations as discontinued operations.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination of impairment of long-lived assets, expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

Equipment

Equipment is recorded at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Mineral properties and development costs

All direct costs related to the acquisition of mineral property interests are capitalized. Mineral property exploration expenditures are expensed when incurred. When it has been established that a mineral deposit is commercially mineable, an economic analysis has been completed in accordance with SEC Industry Guide 7 and permits are obtained, the costs subsequently incurred to develop a mine on the property prior to the start of mining operations are capitalized. Capitalized costs will be amortized following commencement of production using the unit of production method over the estimated life of proven and probable reserves.

The acquisition of title to mineral properties is a complicated and uncertain process. The Company has taken steps, in accordance with industry standards, to verify the title to mineral properties in which it has an interest. Although the Company has made efforts to ensure that legal titles to its mining assets are properly recorded, there can be no assurance that such title will be secured indefinitely.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2015 and 2014, the Company recorded unrealized foreign exchange gains of $30,801 and $56,605 respectfully.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2015 and at December 31, 2014.

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

 Share-based expense for the periods ended December 31, 2015 and 2014 totaled $1,305,000 and $nil, respectively.

Recent Accounting Pronouncements

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

NOTE 3 – DISCONTINUED OPERATIONS

As at December 31, 2015, the Company disinvested and discontinued the operations of subsidiary company, CTTA, based on poor earnings and potential future losses. Operations for the year ended December 31, 2015 and operations previously reported for the year ended December 31, 2014 have been shown as discontinued operations as per the following schedule:

Discontinued Operations

	For the year ended December 31, 2015	For the year ended December 31, 2014
Revenues	$47,575	$57,879
Total revenues	47,575	57,879

Expenses
Bad debts	-	31,277
Bank charges and interest	3,943	15,933
Consulting and subcontractors	22,165	21,194
Office and general	23,055	21,733
	(49,163)	(90,137)
Net loss	(1,588)	(32,258)

Other items
Gain on reversal of debt (note 6 and note 7)	439,118	-
Unrealized foreign exchange	37,453	-
Total comprehensive income (loss)	$474,983	$(32,258)

The components of major assets and liabilities of discontinued operations at December 31, 2015 and 2014 were as follows:

	2015	2014
Assets	$-	$244
Accounts payable	$-	$3,782
Accrued management fees	$-	$26,387
Accrued liabilities from previous years	$-	$82,584
Accounts payable, related party	$-	$144,957
Notes payable	$-	$125,485
Notes payable, related party	$-	$118,554

NOTE 4 – MINERAL PROPERTIES

On June 19, 2015, the Company entered into an option agreement (“Agreement”) with Song Bo, a private mineral holder, to earn a 100% beneficial interest in certain mineral concessions known as the White Channel mineral claims (the “Property”). Under the terms of the Agreement the Company will have the right to purchase the right, title, and interest in the Property as well as enter onto the Property to conduct reconnaissance, exploration, and development work on the Property. In exchange, the Company issued 225,000,000 restricted shares and will pay the sum of $180,000 payable in instalments of $30,000 on the 15th of every month commencing July 15, 2015 through December 15, 2015. In addition, the Company shall pay a further $50,000 on each anniversary of the Agreement for a period of four years commencing June 19, 2016 through June 19, 2019. The fair value of the issuance of the restricted shares was calculated to be $6,750,000.

The Property is subject to a 4% NSR on precious metals, and also subject to royalty payments of $0.25 per tonne on the sale of pit run products or processed products; or $0.35 per tonne on the sale of processed mineral products where the selling price of the processed minerals products sell for a price in excess of $35 per tonne; or an amount of $1.00 per tonne on the same of processed mineral products where the selling price of the processed mineral products sell for a price in excess of $100 per tonne. 50% of the NSR can purchased by the Company for $1,000,000 at any time before the fifth-year anniversary of the Agreement.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

As at December 31, 2015, the Company had a convertible note payable totaling $32,720 (2014 - $77,720). The convertible note was issued in 2011 and has no interest rate and no fixed terms of repayment. The Note is convertible into common shares at $0.001 per share. Currently, the note could be converted to 32,720,000 shares. On July 15, 2015, the Company converted $45,000 of the convertible note payable into 45,000,000 shares of the Company. The Company calculated a beneficial conversion factor of $1,305,000 and recorded this amount as stock-based compensation in the statement of operations.

NOTE 6 – NOTES PAYABLE

As at December 31, 2015, the Company had Notes Payable in the amount of $nil (2014 - $168,608). The notes were unsecured, had no repayment terms, and no interest rate. Pursuant to the disinvestment and discontinuance of CTTA, the Company had a recovery on the write-down of Notes Payable (see Note 3).

NOTE 7 – RELATED PARTY TRANSACTIONS

As at December 31, 2015, the Company had Accounts Payable due to related parties totaling $nil (2014 - $144,957). As of December 31, 2015, the Company had Notes Payable to related parties of $nil (2014 - $118,554). These notes were demand, with no interest rates. Pursuant to the disinvestment and discontinuance of CTTA, the Company had a recovery on the write-down of Accounts payable to related parties for $144,957 and Notes Payable to related parties for $118,554 (see Note 3).

NOTE 8 – COMMON STOCK

As at December 31, 2015, the Company had 450,000,000 shares of $0.001 par value common shares authorized. On April 25, 2014, the Company converted $55,000 of its convertible debt into 184,371 shares of common stock of the Company. Pre-split, this equated to 55,000,000 shares. On June 2, 2015, the Company completed a reverse stock split of 40:1. On June 10, 2015, the Company completed a reverse stock split of 8:1. On July 15, 2015 the Company converted $45,000 of its convertible debt into 45,000,000 shares of common stock of the Company. On June 20, 2015 the Company issued 225,000,000 common shares pursuant to the acquisition of White channel mineral property.

NOTE 9 – INCOME TAXES

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2015 and 2014. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 10 – SUBSEQUENT EVENTS

Nil