Form 10-Q/A
period 2016-03-31
EARTH LIFE SCIENCES INC
filed 2020-03-17
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from___________ to ___________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 15, 2016, the registrant’s outstanding common stock consisted of 270,817,339 shares.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the three months ended March 31, 2016 of Earth Life Sciences Inc.is being filed for the purpose of revising the financial statements for the three months ended March 31, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited)

	Note	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash		$-	$-

Mineral properties		6,750,000	6,750,000
Property and equipment – net		1,837	1,960

Total assets		$6,751,837	$6,751,960
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$142,336	$116,696
Convertible debt	3	32,720	32,720
		175,056	149,416
SHAREHOLDERS’ EQUITY

Common shares, authorized 450,000,000 shares at par value $0.001, issued and outstanding as of March 31, 2016 and December 31, 2015 - 270,817,339 shares.		270,817	270,817
Additional paid in capital		14,090,531	14,090,531
Accumulated comprehensive income		131,859	131,859
Deficit		(7,916,426)	(7,890,663)
		6,576,781	6,602,544
Total liabilities and shareholders’ equity		$6,751,837	$6,751,960

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations
(unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Expenses
Consulting and subcontractors	$15,000	$-
Depreciation	123	-
Mineral exploration costs	5,595	-
Office and general	5,045	500
Net loss	(25,763)	(500)
Discontinued operations of subsidiary
Revenue from discontinued operations	-	12,209
Expenses from discontinued operations	-	(11,900)
	-	309
Net loss for the period	(25,763)	(191)
Other items
Unrealized foreign exchange	-	(18)

Total comprehensive income (loss)	$(25,763)	$(209)

Loss per share, basic and diluted	$-	$-

Weighted average number of shares outstanding	270,817,339	817,339

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash Flows from Operating Activities
Loss for the period	$(25,763)	$(191)
Items not affecting cash:
Depreciation	123	-
	(25,640)	(191)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	25,640	(2,808
Discontinued operations	-	(721)
Net cash provided by (used in) operating activities	-	1,896

Cash Flows from Financing Activities
Net cash provided by financing activities	-	-

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Change in cash and cash equivalents	-	1,896
Cash and cash equivalents at beginning of period	-	244

Cash and cash equivalents at end of period	$-	$2,140

Cash and cash equivalents consist of:
Cash	$-	$2,140
	$-	$2,140

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued for debt	$-	$-
Shares issued for mineral property	$-	$-
Shares issued for services	$-	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2015	817,339	$817	$6,260,531	$(7,001,605)	$101,058	$(639,199)
Unrealized foreign exchange	-	-	-	-	$(18)	(18)
Loss for the period	-	-	-	(191)	-	(191)
Balance, March 31, 2015	817,339	$817	$6,260,531	$(7,001,796)	$101,040	$(639,408)
Balance, January 1, 2016	270,817,339	270,817	14,090,531	(7,890,663)	131,859	6,602,544
Loss for the period	-	-	-	(25,763)	-	(25,763)
Balance, March 31, 2016	270,817,339	$270,817	$14,090,531	$(7,916,426)	$131,859	$6,576,781

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2016

NOTE 1 - NATURE OF BUSINESS

Nature of Business

Altus Explorations, Inc. (the “Company”) was incorporated in the state of Nevada on November 2, 2001.

On October 1, 2010, Altus entered into a Share Exchange Agreement (the “Agreement”) with UWD Unitas World Development Inc. (“UWD”), a privately held Canadian incorporated company. Pursuant to the Agreement, Altus issued 80,000,000 shares of common stock for the acquisition of 450 shares of common stock of The Canadian Tactical Training Academy Inc., representing 100% of the issued and outstanding shares of common stock, which were held by UWD. Further, Altus changed its name to Canadian Tactical Training Academy Inc. and increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock and then further from 250,000,000 to 450,000,000. The Company assumed the business Canadian Tactical Training Academy Inc., which is the training of law enforcement, security, investigation and protection for officers and individuals.

On June 2, 2014 the Company changed its name to Earth Life Sciences Inc. On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to earn the mineral rights for the White Channel mineral claims located in British Columbia.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the period ended March 31, 2016 and, 2015, the Company had unrealized foreign exchange of $nil in 2016 and $18 in 2015 respectively.

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

Stock awards outstanding under the Company’s current plans are fully vested, therefore there is no unrecognized compensation cost related to non-vested options. No options were granted or exercised during the periods ended March 31, 2016 and 2015.

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

NOTE 3 – MINERAL PROPERTIES

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

NOTE 4 - CONVERTIBLE LOANS PAYABLE

As at March 31, 2016, 2015, the Company had convertible debt of $32,720 (December 31, 2015 - $32,720). The Loans are convertible at the shareholders’ option into common stock at a conversion rate of $0.001 per common share. The Company may prepay the without penalty or bonus.

NOTE 5 - COMMON STOCK

On April 25, 2014, the Company converted $55,000 of its convertible debt into 184,371 shares of common stock of the Company. Pre-split, this equated to 55,000,000 shares.

On June 2, 2015, the Company completed a reverse stock split of 40:1.

On June 10, 2015, the Company completed a reverse stock split of 8:1.

On June 20, 2015, the Company issued 225,000,000 common shares pursuant to the acquisition of the White Channel property.

On June 24, 2015, the Company issued a total of 45,000,000 shares to satisfy certain outstanding convertible debt in the amount of $45,000.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended March 31, 2016 and 2015.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three months ended March 31, 2016 and 2015

Our net loss for the three months ended March 31, 2016 was $25,763 as compared to a loss of $191 for the three months ended March 31, 2015.

Office and general was mainly professional fees for 2014 audit fees incurred in 2016.

Operations were focused on the White Channel mineral property. The Company incurred costs of $5,595 in 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has no known legal disputes at this time.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

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
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended March 31, 2016 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

EARTH LIFE SCIENCES INC.

Signature	Title	Date
By: /s/Angelo Marino	President	March 10, 2020