Form 10-Q/A
period 2016-06-30
EARTH LIFE SCIENCES INC
filed 2020-03-17
CIK 1165639

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the six months ended June 30, 2016 of Earth Life Sciences Inc.is being filed for the purpose of revising the financial statements for the six months ended June 30, 2016.

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

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited)

	Note	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash		$-	$-
		-	-
Mineral properties		6,750,000	6,750,000
Property and equipment - net		1,715	1,960
Total assets		$6,751,715	$6,751,960

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$190,134	$116,696
Convertible debt	3	32,720	32,720
		222,854	149,416
SHAREHOLDERS’ EQUITY

Common shares, authorized 450,000,000 shares at par value $0.001, issued and outstanding as of June 30, 2016 and December 31, 2015 - 270,817,339 shares.		270,817	270,817
Additional paid in capital		14,090,531	14,090,531
Accumulated comprehensive income		131,859	131,859
Deficit		(7,964,346)	(7,890,663)
		6,528,861	6,602,544
Total liabilities and shareholders’ equity		$6,751,715	$6,751,960

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations
(unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Expenses
Consulting and subcontractors	$-	$17,500	$15,000	$17,500
Depreciation	122	-	245	-
Filing and transfer agent	12,200	1,676	12,200	1,676
Mineral exploration costs	12,860	-	18,455	-
Office and general	-	-	45	500
Professional fees	22,738	1,400	27,738	1,400

Net loss	(47,920)	(20,576)	(73,683)	(21,076)
Discontinued operations of subsidiary
Revenue from discontined operations	-	13,973	-	27,200
Expenses from discontinued operations	-	(15,789)	-	(28,631)
Gain on reversal of debt	-	24,744	-	24,744
	-	22,928	-	23,313
Net loss for the period	(47,920)	2,352	(73,683)	2,237
Other items
Unrealized foreign exchange	-	497	-	504
		497	-	504
Total comprehensive income (loss)	$(47,920)	$2,849	$(73,683)	$2,741

Loss per share, basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding	270,817,339	16,317,339	270,817,339	16,317,339

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015

Cash Flows from Operating Activities
Loss for the period	$(73,683)	$2,237
Items not affecting cash:
Depreciation	245	—
	(73,438)	2,237
Changes in non-cash working capital:
Accounts payable and accrued liabilities	73,438	(213)
Discontinued operations	—	(2,155)

Net cash provided by (used in) operating activities	—	(131)

Cash Flows from Financing Activities
Net cash provided by financing activities	—	—

Cash Flows from Investing Activities
Net cash used in investing activities	—	—

Change in cash and cash equivalents	—	(131)

Cash and cash equivalents at beginning of period	—	244

Cash and cash equivalents at end of period	$—	$113

Cash and cash equivalents consist of:

Cash	$—	$113
	$—	$113

Interest paid	$—	$—
Income taxes paid	$—	$—
Shares issued for debt	$—	$1,305,000
Shares issued for mineral property	$—	$6,750,000
Shares issued for services	$—	$—

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2015	817,339	$817	$6,260,531	$(7,001,605)	$101,058	$(639,199)
Property acquisition - White Channel	225,000,000	225,000	6,525,000	-	-	6,750,000
Conversion of debt	45,000,000	45,000	1,305,000	-	-	1,350,000
Unrealized foreign exchange	-	-	-	-	$504	504
Profit (Loss) for the period	-	-	-	2,237	-	2,237
Balance, June 30, 2015	270,817,339	$270,817	$14,090,531	$(6,999,368)	$101,562	$7,463,542
Balance, January 1, 2016	270,817,339	270,817	14,090,531	(7,890,663)	131,859	6,602,544
Profit (Loss) for the period	-	-	-	(73,683)	-	(73,683)
Balance, June 30, 2016	270,817,339	$270,817	$14,090,531	$(7,964,346)	$131,859	$6,528,861

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the three and six months ended June 30, 2015, the Company had unrealized foreign exchange of $497 and $504 respectively.

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

Stock awards outstanding under the Company’s current plans are fully vested, therefore there is no unrecognized compensation cost related to non-vested options. No options were granted or exercised during the periods ended June 30, 2016 and 2015.

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

NOTE 4 – CONVERTIBLE LOANS PAYABLE

As at June 30, 2016, 2015, the Company had convertible debt of $32,720 (December 31, 2015 - $32,720).

The Loans are convertible at the shareholders’ option into common stock at a conversion rate of $0.001 per common share. The Company may prepay the without penalty or bonus.

NOTE 5 – COMMON STOCK

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

NOTE 6 – INCOME TAXES

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended June 30, 2016 and 2015.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Six months ended June 30, 2016 and 2015

Our net loss for the six months ended June 30, 2016 was $73,683 as compared to a loss of $21,076 for the six months ended June 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended June 30, 2016 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

EARTH LIFE SCIENCES INC.

Signature		Title	Date
By:	/s/Angelo Marino	President	March 10, 2020