Form 10-Q
period 2016-09-30
EARTH LIFE SCIENCES INC
filed 2020-03-17
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of December 31, 2016, the registrant’s outstanding common stock consisted of 270,817,339 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year.

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited)

	Note	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash		$-	$-
Mineral properties		6,750,000	6,750,000
Property and equipment – net		1,592	1,960
Total assets		$6,751,592	$6,751,960
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$226,665	$116,696
Convertible debt	3	32,720	32,720
		259,385	149,416
SHAREHOLDERS’ EQUITY
Common shares, authorized 450,000,000 shares at par value $0.001, issued and outstanding as of September 30, 2016 and December 31, 2015 - 270,817,339 shares.		270,817	270,817
Additional paid in capital		14,090,531	14,090,531
Accumulated comprehensive income		131,859	131,859
Deficit		(8,001,000)	(7,890,663)
		6,492,207	6,602,544
Total liabilities and shareholders’ equity		$6,751,592	$6,751,960

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations
(unaudited)

	Note	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Expenses
Consulting and subcontractors		$15,000	$-	$30,000	$17,500
Depreciation		123	-	368	-
Filing and transfer agent		2,374	3,262	14,574	4,938
Mineral exploration costs		18,814	5,134	37,269	5,134
Office and general		343	105	388	605
Professional fees		-	-	27,738	1,400
Net loss		(36,654)	(8,501)	(110,337)	(29,577)

Discontinued operations of subsidiary
Revenue from discontinued operations		-	11,550	-	38,750
Expenses from discontinued operations		-	(11,646)	-	(40,277)
Gain on reversal of debt		-	172,720	-	197,464
		-	172,624	-	195,937
Net loss for the period		(36,654)	164,123	(110,337)	166,360
Other items
Unrealized foreign exchange		-	(1,935)	-	(1,431)
			(1,935)	-	(1,431)
Total comprehensive income (loss)		$(36,654)	$162,188	$(110,337)	$164,929
Loss per share, basic and diluted		$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding		270,817,339	102,398,221	270,817,339	102,398,221

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from Operating Activities
Income (Loss) for the period	$(110,337)	$166,360
Items not affecting cash:
Depreciation	367	—
	(109,970)	166,360
Changes in non-cash working capital:
Accounts payable and accrued liabilities	109,970	(4,077)
Discontinued operations	—	(162,453)
Net cash provided by (used in) operating activities	—	(170)

Cash Flows from Financing Activities
Net cash provided by financing activities	—	—

Cash Flows from Investing Activities
Net cash used in investing activities	—	—
Change in cash and cash equivalents	—	(170)
Cash and cash equivalents at beginning of period	—	244
Cash and cash equivalents at end of period	$—	$74

Cash and cash equivalents consist of:
Cash	$—	$74
	$—	$74

Interest paid	$—	$—
Income taxes paid	$—	$—
Shares issued for debt	$—	$1,305,000
Shares issued for mineral property	$—	$6,750,000
Shares issued for services	$—	$—

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2015	817,339	$817	$6,260,531	$(7,001,605)	$101,058	$(639,199)
Property acquisition - White Channel	225,000,000	225,000	6,525,000	-	-	6,750,000
Conversion of debt	45,000,000	45,000	1,305,000	-	-	1,350,000
Unrealized foreign exchange	-	-	-	-	$1,431	1,431
Loss for the period	-	-	-	166,360	-	166,360
Balance, September 30, 2015	270,817,339	$270,817	$14,090,531	$(6,835,245)	$102,489	$7.625.592
Balance, January 1, 2016	270,817,339	270,817	14,090,531	(7,890,663)	131,859	6,602,544
Loss for the period	-	-	-	(110,377)	-	(110,377)
Balance, September 30, 2016	270,817,339	$270,817	$14,090,531	$(8,001,000)	$131,859	$6,492,207

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2016

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the period ended September 30, 2016 and September 30, 2015, the Company had unrealized foreign exchange of $nil and $1,431 respectively.

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

Stock awards outstanding under the Company’s current plans are fully vested, therefore there is no unrecognized compensation cost related to non-vested options. No options were granted or exercised during the periods ended September 30, 2016 and 2015.

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

NOTE 4 - CONVERTIBLE LOANS PAYABLE

As at September 30, 2016, 2015, the Company had convertible debt of $32,720 (December 31, 2015 - $32,720).

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended September 30, 2016 and 2015.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Six months ended September 30, 2016 and 2015

Our net loss for the nine months ended September 30, 2016 was $110,337 as compared to a profit of $166,360 for the nine months ended September 30, 2015.

Filing and transfer agents’ fees for the current nine months included OTC Markets for $10,000.

Exploration and development expenditures were for field work on the White Channel property.

The Company showed a profit in the previous period quarter as a result of gains on the reversal of debt on the discontinued operations of the Tactical Training Academy. A related party having a common director until July 31, 2014, filed for bankruptcy on June 30, 2015 was owed $27,781 by the Company. A related party having a large share position until June 2, 2014 filed for bankruptcy on July 29, 2015 was owed accounts payable of $122,860 and a note for $105,116 by the Company.

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve-month period ending September 30, 2017, we project cash requirements of approximately $100,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending September 30, 2017

Operating, general and administrative costs	$50,000
Exploration	50,000
TOTAL	$250,000

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer/ Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended September 30, 2016 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

EARTH LIFE SCIENCES INC.

Signature	Title	Date
By: /s/Angelo Marino	President	March 10, 2020