Form 10-K
period 2016-12-31
EARTH LIFE SCIENCES INC
filed 2020-03-17
CIK 1165639

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

INVESTMENT IN CANADIAN TACTICAL TRAINING ACADEMY INC.

The CANADIAN TACTICAL TRAINING ACADEMY (CTTA), a wholly owned subsidiary, was an educational organization to provide professional training and operational objectives by offering the tools and guidance required to enhance careers and ensure the survival of its participants. CTTA offers specialized programs such in Executive Protection, Investigation and Surveillance, Rapid Integrated Survival Kombat (RISK) System, Tactical Firearms, Handcuffing, Airport and Airline Security (IATA and ICAO standards), Ports Facilities and Maritime Security (ISPS Code), Basic SWAT Techniques, Corporate Safety Awareness, and much more. Our civilian training programs are recognized by numerous notable corporations, and our instructors are proud members of several prestigious law enforcement and security associations.

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

The Property is subject to a 4% NSR on precious metals, and also subject to royalty payments of $0.25 per tonne (2206 lbs.) on the sale of pit run products or processed products; or $0.35 per tonne on the sale of processed mineral products where the selling price of the processed minerals products sell for a price in excess of $35 per metric ton; or an amount of $1.00 per tonne on the same of processed mineral products where the selling price of the processed mineral products sell for a price in excess of $100 per tonne. 50% of the NSR can purchased by the Company for $1,000,000 at any time before the fifth year anniversary of the Agreement.

The Property consists of the following claims located in the caribou Mining Division in the province of British Columbia:

Tenure	Tenure		Map	Mining
Number	Type	Ownership	Number	Division
399611	Mineral	100%	093A024	CARIBOO
399044	Mineral	100%	093A024	CARIBOO
416708	Mineral	100%	093A024	CARIBOO

Geology – Technical

The local geology represents typical Cariboo complexity wit flow remnants of Miocene Basaltic age, with occasional window displaying underlying white channel clasts, being part of a much older Cariboo basement with origin to the North-East. These gravels consist of well-rounded white quartz and minor micaceous sericite clays rather loosely cemented made up of 1 cm to 10 cm of white aggregates within the clays. The East and Northeast parts of the Claim Group are covered by older Triassic volcanics, mostly grey to green Alkali Basalts, when oxidized appears red to maroon on the surface. The northern part of property was reported on by Kruchowski (1978) identifying a cohesive blue clay over and underlying the quartz gravels passing downward into well sorted and rounded coarse quartz sand. To the west, the flat-lying Miocene Flows are evident along a front of over 2 km. South to North substantial areas of white channel material are covered up. The claims have been the subject of a series of trench works to the west of China Cabin Lake. All previous testing has resulted in consistent grading of roughly 20% sericite clay matrix and 80% of a fairly uniformly graded ¾ inch quartz clasts. The trench work covers some 5 acres and displays a uniform grading to a depth of 6 metres.

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

Facilities

In the center of the property is a large metal building. Approximate size is 20 feet by 65 feet. The building is suitable to house any sorting and packaging equipment that may be required to process the White Channel silica to produce a saleable product. Power and water are close by. Some improvement to the forestry roads would be required.

Economics

The biggest questions are connected to the availability of markets and the cost of shipping. The Company is evaluating the possibilities of shipping to the railhead in Williams Lake and the connecting shipping costs. The Company has produced some product prototypes, although the cheapest and most attractive product is simply small white architecture stone. Other products could follow a successful launch of a main product.

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

ITEM 2. DESCRIPTION OF PROPERTY

Descriptions of our mining and other properties are contained in the Business discussion in this Report.

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

On June 10, 2015, the we declared a further reverse stock split and each shares of common stock outstanding were replaced by one eighth of a share of common stock. No fractional shares were issued. As of that date and following the reverse split of the stock, we had a total of 270,817,339 common shares issued and outstanding.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2016 AND 2015

Our net loss for the year ended December 31, 2016 totaled $121,630 compared to our net loss of $889,058 for the year ended December 31, 2015.

Discontinued Operations

The Company divested of and discontinued the operations of CTTA, a subsidiary company. The Company started operations of CTTA in October 2010 ending on December 31, 2015. The following table gives a summary of the operations for this period.

Discontinued Operations of CTTA

	2010	2011	2012	2013	2014	2015
Sales	$10,178	$15,613	$50,309	$75,044	$57,879	$47,575
Deduct:
Depreciation	78	1,222	1,209	-	-	-
Interest expense	-	-	11,719	14,369	16,057	2,476
Expenses	23,505	137,365	212,960	141,667	90,137	46,687
Foreign exchange	407	(6,878)	(17,978)	(16,395)	-	(37,453)
Gain on debt	-	-	-	-	-	(439,118)
Total expenses	23,990	131,709	207,910	139,641	106,194	(427,408)
Net gain (loss)	$(13,812)	$(116,096)	$(157,601)	$(64,597)	$(48,315)	$474,983

The details for the discontinued operations for the years ended December 31, 2016 and 2015 are as follows:

Discontinued Operations	For the year ended December 31, 2016	For the year ended December 31, 2015
Revenues	$-	$47,575
Total revenues	-	57,879
Expenses
Bad debts	-	31,277
Bank charges and interest	-	15,933
Consulting and subcontractors	-	21,194
Office and general	-	21,733
	-	(90,137)
Net loss	-	(1,588)
Other items
Gain on reversal of debt	-	439,118
Foreign exchange gain	-	37,453
Total comprehensive income (loss)	-	$474,983

Continued Operations

Pursuant to the acquisition of the White Channel claims the Company expended $37,288 (2015 - $12,058) in field exploration and development. The metal building on the property was cleaned out and made ready for occupancy by the Company.

Professional fees consisted of $1,538 for a professional accountant and $30,600 in billings from the Company auditor. A balance of $23,600 is payable to the auditor. Office and general consisted mainly of filing and transfer agent fees of $16,883 and travel of $4,442.

Consulting fees were paid to two parties on proposals to enter into the marijuana business. Several potential sites were visited in the Denver area and the Okanagan.

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve-month period ending December 31, 2017, we project cash requirements of approximately $100,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2017

Operating, general and administrative costs	$50,000
Mining Claim costs	50,000
TOTAL	$100,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2017.

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

ITEM 8. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page. Management prepared financial statements have been prepared for the year ended December 31, 2016 and 2015. The Company has engaged the auditors to audit the management prepared financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In February 2016, we retained BF Borgers CPAs to be the Company’s PCAOB auditor.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2016 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Angelo Marino	President, Secretary, Vice President	43	October 1, 2010
Lin Han	Director	32	May 28, 2014
Jocelyn Moisan	Ex-President	44	October 1, 2010 to July 31, 2014
John Farinaccio	Ex-Treasurer, Vice President	39	October 1, 2010 to March 1, 2014

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

LIN HAN - DIRECTOR

Mr. Lin Han, age 36, is a Metallurgical Engineer. He graduated in 2003 from Northeastern University in Liaoning, China, with a Bachelor of Engineering degree, specializing in Non-Ferrous Metallurgy. In 2006, He graduated from the General Research Institute for Nonferrous Metals (GRINM) in China with a master’s degree in Non-Ferrous Metallurgy. From 2006 to present, Mr. Lin has worked as a regional manager at the Bekaert Binjiang Steel Cord Co. Ltd. He speaks Mandarin and English.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
					Securities	Restricted
					Underlying	Stock
Name and				Other Annual	Options/SARs	Award(s)		All Other
Principal Position	Year	Salary	Bonus	Compensation(1)	Granted	Share Units	LTIP	Compensation
Angelo Marino	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Secretary	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lin Han	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

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

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino
Angelo Marino

President

In accordance with the requirements of the Exchange Act, this Form 10-K for the year ended December 31, 2016 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

EARTH LIFE SCIENCES INC.

Signature	Title	Date
By: /s/Angelo Marino	President	March 10, 2020

Earth Life Sciences Inc.
Balance Sheets
For the years ended December 31

	Note	2016	2015
		(unaudited)	(audited)
ASSETS
Current Assets
Assets of discontinued operations	3	-	$-
		-	-
Mineral properties	4	6,750,000	6,750,000
Equipment		1,470	1,960
Total assets		$6,751,470	$6,751,960
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$237,836	$116,696
Convertible debt	5	32,720	32,720
		270,556	149,416
SHAREHOLDERS’ EQUITY
Share capital		270,817	270,817
Additional paid in capital		14,090,531	14,090,531
Accumulated comprehensive income		131,859	131,859
Deficit		(8,012,293)	(7,890,663)
		6,480,914	6,602,544
Total liabilities and shareholders’ equity		$6,751,470	$6,751,960

The accompanying notes form as integral part of these financial statements

Earth Life Sciences Inc.
Statement of Operations
For the years ended December 31

	Note	2016	2015
		(unaudited)	(unaudited)
Revenues		$-	$-
Total revenues		-	-

Expenses
Consulting and subcontractors		$30,000	$35,000
Depreciation		490	490
Office and general		21,714	11,494
Mineral exploration costs		37,288	12,057
Professional fees		32,138	-
Stock-based compensation	5	-	1,305,000
		121,630	(3,377)
Net loss		(121,630)	(1,364,041)

Discontinued operations of subsidiary	3
Revenue from discontinued operations		-	47,575
Expenses from discontinued operations		-	(49,163)
Gain on reversal of debt from discontinued operations		-	439,118
Foreign exchange gain		-	37,453
		-	474,983
Net loss for the year		(121,630)	(889,059)
Other items
Unrealized foreign exchange		-	30,801
Total comprehensive income (loss)		$(121,630)	$(858,258)
Loss per share, basic and diluted		$(0.00)	$(0.01)

Weighted average number of shares outstanding		270,619,339	144,965,690

The accompanying notes form as integral part of these financial statements

Earth Life Sciences Inc.
Statements of Cash Flows
For the years ended December 31

	Note	2016	2015
		(unaudited)	(unaudited)
Cash Flows from Operating Activities
Loss for the period		$(121,630)	$(889,058)
Items not affecting cash:
Depreciation		490	490
Stick-based compensation		-	1,305,000
		(121,140)	416,432
Changes in non-cash working capital:
Accounts payable and accrued liabilities		121,140	(12,908)
Discontinued operations		-	(401,318)
Net cash provided by (used in) operating activities		-	2,206

Cash Flows from Financing Activities
Repayment of convertible debt with shares		-	45,000
Conversion of debt to shares		-	(45,000)
Net cash provided by financing activities		-	-

Cash Flows from Investing Activities
Purchase of equipment		-	(2,450)
Net cash used in investing activities		-	(2,450)
Change in cash and cash equivalents		-	(244)
Cash and cash equivalents at beginning of period		-	244
Cash and cash equivalents at end of period		$-	$-

Cash and cash equivalents consist of:
Cash		$-	$-
		$-	$-

Interest paid		$-	$-
Income taxes paid		$-	$-
Shares issued for debt		$-	$1,350,000
Shares issued for mineral property		$-	$6,750,000
Shares issued for services		$-	$-

The accompanying notes form as integral part of these financial statements

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2015	817,339	$817	$6,260,531	$(7,001,605)	$101,058	$639,199
Property acquisition - White Channel	225,000,000	225,000	6,525,000	-	-	6,750,000
Conversion of debt	45,000,000	45,000	1,305,000	-	-	1,350,000
Unrealized exchange gain	-	-	-	-	30,801	30,801
Loss for the year	-	-	-	(889,058)	-	(889,058)
Balance, December 31, 2015	270,817,339	$270,817	$14,090,531	$(7,890,663)	$131,859	$6,602,544
Loss for the year	-	-	-	(121,630)	-	(121,630)
Balance, December 31, 2016	270,817,339	$270,817	$14,090,531	$(8,012,293)	$131,859	$6,480,914

The accompanying notes form as integral part of these financial statements

EARTH LIFE SCIENCES INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2016

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

On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to Mr. Song Bo, to earn the mineral rights for the White Channel mineral claims located in British Columbia. The Company embarked on mineral exploration program. The Company is also pursuing an interest in the marijuana market.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2016 and 2015, the Company recorded unrealized foreign exchange gains of $nil and $30,801 respectfully.

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Revenue Recognition

The Company follows ASC 605, Revenue Recognition - The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company provides services to companies on a time and materials basis and recognizes revenues upon billing of time and materials at which all services have been completed and there is no warranty or returns on services.

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2016 or December 31, 2015.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2016 and at December 31, 2015.

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

Share-based expense for the periods ended December 31, 2016 and 2015 totaled $nil and $nil, respectively.

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

NOTE 3 – DISCONTINUED OPERATIONS

As at December 31, 2015, the Company disinvested and discontinued the operations of subsidiary company, CTTA, based on poor earnings and potential future losses. Operations for the year ended December 31, 2016 and operations previously reported for the year ended December 31, 2015 have been shown as discontinued operations as per the following schedule:

Discontinued Operations

	For the year ended December 31, 2016	For the year ended December 31, 2015
Revenues	$-	$47,575
Total revenues	-	57,879

Expenses
Bad debts	-	-
Bank charges and interest	-	3,943
Consulting and subcontractors	-	22,165
Office and general	-	23,055
	-	(49,163)
Net loss	-	(1,588)
Other items
Gain on reversal of debt (note 6 and note 7)	-	439,118
Foreign exchange gain	-	37,453
Total comprehensive income (loss)	$-	$474,983

The components of major assets and liabilities of discontinued operations at December 31, 2016 and 2015 were as follows:

	2016	2015
Assets	$-	$-

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

NOTE 5 – CONVERTIBLE NOTE PAYABLE

As at December 31, 2016, the Company had a convertible note payable totaling $32,720 (2015 - $77,720). The convertible note was issued in 2011 and has no interest rate and no fixed terms of repayment. The Note is convertible into common shares at $0.001 per share. Currently, the note could be converted to 32,720,000 shares.

NOTE 6 – COMMON STOCK

As at December 31, 2016, the Company had 450,000,000 shares of $0.001 par value common shares authorized.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2016 and 2015. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 8 – SUBSEQUENT EVENTS

Nil