Form 10-Q
period 2017-09-30
EARTH LIFE SCIENCES INC
filed 2020-03-17
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 30, 2017, the registrant’s outstanding common stock consisted of 270,817,339 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year.

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited)

	Note	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash		$-	$-
		-	-
Mineral properties		6,750,000	6,750,000
Property and equipment – net		1,102	1,470
Total assets		$6,751,102	$6,751,470
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$263,260	$237,836
Convertible debt	3	32,720	32,720
		295,980	270,556
SHAREHOLDERS’ EQUITY
Common shares, authorized 450,000,000 shares at par value $0.001, issued and outstanding as of September 30, 2017 and December 31, 2016 - 270,817,339 shares.		270,817	270,817
Additional paid in capital		14,090,531	14,090,531
Accumulated comprehensive income		131,859	131,859
Deficit		(8,038,085)	(8,012,293)
		6,455,122	6,480,914
Total liabilities and shareholders’ equity		$6,751,102	$6,751,470

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations
(unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Expenses
Consulting and subcontractors	$3,256	$15,000	$15,866	$30,000
Depreciation	123	123	368	368
Mineral exploration costs	-	18,814	3,366	37,269
Office and general	1,612	2,717	6,192	14,962
Professional fees	-	-	-	27,738
Net loss	(4,991)	(36,654)	(25,792)	(110,337)
Total comprehensive income (loss)	$(4,991)	$(36,654)	$(25,792)	$(110,337)
Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	270,817,339	270,817,339	270,817,339	270,817,339

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash Flows from Operating Activities
Loss for the period	$(25,792)	$(110,337)
Items not affecting cash:
Depreciation	367	367
	(25,425)	(109,970)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	25,425	109,970
Net cash provided by (used in) operating activities	-	-
Cash Flows from Financing Activities
Net cash provided by financing activities	-	-
Cash Flows from Investing Activities
Net cash used in investing activities	-	-
Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-
Cash and cash equivalents consist of:
Cash	$-	$-
	$-	$-

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued for debt	$-	$-
Shares issued for mineral property	$-	$-
Shares issued for services	$-	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2016	270,817,339	$270,817	$14,090,531	$(7,890,663)	$131,859	$6,602,544
Loss for the period	-	-	-	(73,683)	-	(73,683)
Balance, September 30, 2016	270,817,339	$270,817	$14,090,531	$(7,964,346)	$131,859	6,528,861
Balance, January 1, 2017	270,817,339	270,817	14,090,531	(8,012,293)	131,859	6,480,914
Loss for the period	-	-	-	(25,792)	-	(25,792)
Balance, September 30, 2017.	270,817,339	$270,817	$14,090,531	$(8,038,085)	$131,859	$6,455,122

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2017

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the period ended September 30, 2017 and, 2016, the Company had unrealized foreign exchange of $nil in 2017 and $nil in 2016 respectively.

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

Stock awards outstanding under the Company’s current plans are fully vested, therefore there is no unrecognized compensation cost related to non-vested options. No options were granted or exercised during the periods ended September 30, 2017 and 2016.

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

NOTE 4 – CONVERTIBLE LOANS PAYABLE

As at September 30, 2017 the Company had convertible debt of $32,720 (December 31, 2016 - $32,720).

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended September 30, 2017 and 2016.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Nine months ended September 30, 2017 and 2016

Our net loss for the nine months ended September 30, 2017 was $25,792 as compared to a loss of $110,337 the nine months ended September 30, 2016.

Consulting and subcontracting costs were incurred in the process of preparing a business plan for a proposed marijuana and hemp business.

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve-month period ending September 30, 2018, we project cash requirements of approximately $100,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve-Month Period Ending September 30, 2018

Operating, general and administrative costs	$50,000
Exploration	50,000
TOTAL	$100,000

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino

Angelo Marino

President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended September 30, 2017 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	March 10, 2020