Form 10-K
period 2017-12-31
EARTH LIFE SCIENCES INC
filed 2020-03-17
CIK 1165639

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2017, the registrant’s outstanding common stock consisted of 270,817,339 shares. Of these shares 45,817,339 are held by non-affiliates and have a market value of $nil.

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

The Property was subject to a 4% NSR on precious metals, and also subject to royalty payments of $0.25 per tonne (2206 lbs.) on the sale of pit run products or processed products; or $0.35 per tonne on the sale of processed mineral products where the selling price of the processed minerals products sell for a price in excess of $35 per metric ton; or an amount of $1.00 per tonne on the same of processed mineral products where the selling price of the processed mineral products sell for a price in excess of $100 per tonne. 50% of the NSR can purchased by the Company for $1,000,000 at any time before the fifth-year anniversary of the Agreement.

The Company has decided to terminate the exploration and development of the White Channel Property. The Company has been unable to develop an economic product. The cheapest product to produce was a white silica stone for decorative purposes. The freight cost was estimated to be too high to ship the product by truck or a combination of rail and truck. Other products require cleaning and separation which cost would not be recoverable in this market. The Company paid the mineral tax in March of 2017 but declined to continue with taxes payable by October 2017.

The Property consisted of the following claims located in the caribou Mining Division in the province of British Columbia:

Tenure Number	Tenure Type	Ownership	Map Number	Mining Division
399611	Mineral	100%	093A024	CARIBOO
399044	Mineral	100%	093A024	CARIBOO
416708	Mineral	100%	093A024	CARIBOO

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

Economics

The biggest questions are connected to the availability of markets and the cost of shipping. The Company evaluated the possibilities of shipping to the railhead in Williams Lake. The Company produced some product prototypes, although the cheapest and most attractive product was simply small white architecture stone.

INVESTMENT IN MARIJUANA PRODUCTS

The Company is considering a project in the marijuana market. Several companies have entered this market attracted by the potential for growth. The Company became interested in the marijuana business in 2016. The Company subcontracted the writing of a business plan, the first draft being available on June 1, 2017 and a second draft after December 31, 2017. The draft business plan had covered the following subject areas:

The Company contemplated the production of cannabis plants in various locations. Meetings were held with knowledgeable practitioners in Denver, CO and Montreal, PQ on several occasions.

There are numerous business issues in the contemplation of an entry into the marijuana marketplace:

Recreational marijuana legalization

Personal recreational use

Medical marijuana uses and legalization

Marijuana decriminalization

Marijuana businesses may not be able to secure bank accounts or transfer funds

Cultivation licenses

Federal vs. State laws and or Provincial

State marijuana laws and rules are not uniform from state to state and they can and do change constantly

As well there are severe legal and disclosure issues:

Marijuana is federally illegal

Investors risk criminal liability and the cannabis business’s assets are subject to forfeiture

IRC 280E – cannabis companies are unable to deduct expenses

The Company is considering the various aspects of the marijuana business and will not enter this space until satisfactory answers are in hand. Although there appears to be several companies entering the marijuana space, and investors seem to have an appetite, the Company is being careful and has not entered into any agreements or contracts in growing, preparing, inspecting, advising, shipping, purchasing, sampling or selling any marijuana preparations.

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

ANTI-TAKEOVER PROVISIONS

\We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

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

ITEM 2. DESCRIPTION OF PROPERTY

Descriptions of properties are contained in the Business discussion in this Report.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Our net loss for the year ended December 31, 2017 totaled $6,788,865 compared to our net loss of $121,630 for the year ended December 31, 2016.

In March of 2017 the Company expended $3,366 on the White Channel property (2016 - $37,288) in field exploration and development. In October of 2017 the Company decided to terminate exploration and development on the White Channel property and wrote off the acquisition costs of $6,750,000.

Office and general consisted mainly of filing and transfer agent fees of $6,352 and telephone of $3,110.

Consulting fees were incurred in proposals to enter into marijuana projects, and preparation of a business plan.

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve-month period ending December 31, 2018, we project cash requirements of approximately $100,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve-Month Period Ending December 31, 2018

Operating, general and administrative costs	$50,000
Mining Claim costs	50,000
TOTAL	$100,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2018.

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

ITEM 8. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page. Management prepared financial statements have been prepared for the year ended December 31, 2017 and 2016. The Company has engaged the auditors to audit management prepared financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In February 2016, we retained BF Borgers CPAs to be the Company’s PCAOB auditor.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2017 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Angelo Marino	President, Secretary, Vice President	45	October 1, 2010
Lin Han	Director	34	May 28, 2014 to November 10, 2017

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

Mr. Marino is considered to be one of Canada’s most renowned Specialists and Master Instructors in the fields of Armoured and Non-Armoured High Risk Cargo Protection, Tactical Operations and Executive, Personal and Family Protection, having trained more than 4300 security, police and military personnel.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2017, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
					Securities	Restricted
					Underlying	Stock
Name and				Other Annual	Options/SARs	Award(s)		All Other
Principal Position	Year	Salary	Bonus	Compensation(1)	Granted	Share Units	LTIP	Compensation
Angelo Marino	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Secretary	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lin Han	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of December 31, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Mr. Song Bo 700 Cote de Liesse Suite 8 Montreal, Quebec	225,000,000 Common shares	83%

CHANGES IN CONTROL

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nil

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Nil

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

10.4 2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004) 10.5 Share Exchange Agreement.

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

(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2020.

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino
Angelo Marino

President

In accordance with the requirements of the Exchange Act, this Form 10-K for the year ended December 31, 2017 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	March 2, 2020

Earth Life Sciences Inc.
Balance Sheets
As at December 31
(unaudited)

	Note	2017	2016
ASSETS
Current Assets
Cash		$-	$-
		-	-
Mineral properties		-	6,750,000
Property and equipment – net		980	1,470
Total assets		$980	$6,751,470
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$276,211	$237,836
Convertible debt	3	32,720	32,720
		308,931	270,556
SHAREHOLDERS’ EQUITY
Common shares, authorized 450,000,000 shares at par value $0.001, issued and outstanding as of December 31, 2017 and December 31, 2016 - 270,817,339 shares.		270,817	270,817
Additional paid in capital		14,090,531	14,090,531
Accumulated comprehensive income		131,859	131,859
Deficit		(14,801,158)	(8,012,293)
		(307,951)	6,480,914
Total liabilities and shareholders’ deficit		$980	6,751,470

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statement of Operations
For the year ended December 31
(unaudited)

	2017	2016
Expenses
Consulting and subcontractors	$24,851	$30,000
Depreciation	490	490
Mineral exploration costs	3,366	37,288
Office and general	10,158	21,714
Professional fees	-	32,138
Write off resource property	6,750,000	-
Net loss	(6,788,865)	(121,630)
Total comprehensive income (loss)	$(6,788,865)	$(121,630)
Loss per share, basic and diluted	$(0.03)	$(0.00)
Weighted average number of shares outstanding	270,817,339	270,817,339

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Cash Flows
For the years ended December 31

	2017	2016
	(unaudited)	(audited)
Cash Flows from Operating Activities
Loss for the period	$(6,788,865)	$(121,630)
Items not affecting cash:
Depreciation	490	490
Stick-based compensation	6,750,000	-
	(38,375)	(121,140)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	(38,375)	121,140
Net cash provided by (used in) operating activities	-	-
Cash Flows from Financing Activities
Net cash provided by financing activities	-	-
Cash Flows from Investing Activities
Net cash used in investing activities	-	-
Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued for debt	$-	$-
Shares issued for mineral property	$-	$-
Shares issued for services	$-	$-

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2016	270,817,339	$270,817	$14,090,531	$(7,890,663)	$131,859	$6,602,544
Loss for the year	-	-	-	(121,630)	-	(121,630)
Balance, December 31, 2016	270,817,339	$270,817	$14,090,531	$(8,012,293)	$131,859	6,480,914
Balance, January 1, 2017	270,817,339	270,817	14,090,531	(8,012,293)	131,859	6,480,914
Loss for the year	-	-	-	(6,788,865)	-	(6,788,865)
Balance, December 31, 2017	270,817,339	$270,817	$14,090,531	$(14,801,158)	$131,859	$(307,951)

The accompanying notes are an integral part of these financial statements

EARTH LIFE SCIENCES INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2017

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

On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to Mr. Song Bo, to earn the mineral rights for the White Channel mineral claims located in British Columbia. The Company embarked on mineral exploration programs until October 2017. As of December 31, 2017, the Company terminated the exploration and development of the White Channel property.

The Company has been considering an entry into the marijuana market, starting in 2016. The Company developed a business plan and are contemplating an entry into the marijuana marketplace.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2017 and 2016, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2017 or December 31, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2017 and at December 31, 2016.

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

 Share-based expense for the periods ended December 31, 2017 and 2016 totaled $nil and $nil, respectively.

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

The Company has decided to terminate exploration and development of the White Channel property and has written the acquisition costs of $6,750,000.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As at December 31, 2017, the Company had a convertible note payable totaling $32,720 (2016 - $77,720). The convertible note was issued in 2011 and has no interest rate and no fixed terms of repayment. The Note is convertible into common shares at $0.001 per share. Currently, the note could be converted to 32,720,000 shares.

NOTE 5 – COMMON STOCK

As at December 31, 2017, the Company had 450,000,000 shares of $0.001 par value common shares authorized.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2017 and 2016. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 7 – SUBSEQUENT EVENTS

Nil