Form 10-Q
period 2018-03-31
EARTH LIFE SCIENCES INC
filed 2020-03-17
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 31, 2018, the registrant’s outstanding common stock consisted of 270,817,339 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year.

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited)

	Note	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash		$-	$-
Mineral properties		-	-
Property and equipment - net		857	980
Total assets		$857	$980
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$285,173	$276,211
Convertible debt		32,720	32,720
		317,893	308,931
SHAREHOLDERS’ EQUITY
Common shares, authorized 450,000,000 shares at par value $0.001, issued and outstanding as of March 31, 2018 and December 31, 2017 - 270,817,339 shares.		270,817	270,817
Additional paid in capital		14,090,531	14,090,531
Accumulated comprehensive income		131,859	131,859
Deficit		(14,810,243)	(14,801,158)
		(317,036)	(307,951)
Total liabilities and shareholders’ equity		$857	$980

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations
(unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017
Expenses
Consulting and subcontractors	$7,756	$3,757
Depreciation	123	123
Mineral exploration costs	-	3,366
Office and general	1,206	2,149
	9,085	9,395
Net loss for the period	(9,085)	(9,395)

Total comprehensive income (loss)	$(9,085)	$(9,395)
Loss per share, basic and diluted	$-	$-
Weighted average number of shares outstanding	270,817,339	270,817,339

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Note	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash Flows from Operating Activities
Loss for the period		$(9,085)	$(9,395)
Items not affecting cash:
Depreciation		123	123
		(8,962)	(9,272)
Changes in non-cash working capital:
Accounts payable and accrued liabilities		8,962	9,272
Net cash provided by (used in) operating activities		-	-
Cash Flows from Financing Activities
Net cash provided by financing activities		-	-
Cash Flows from Investing Activities
Net cash used in investing activities		-	-
Change in cash and cash equivalents		-	-
Cash and cash equivalents at beginning of period		-	-
Cash and cash equivalents at end of period		$-	$-
Cash and cash equivalents consist of:
Cash		$-	$-
		$-	$-
Interest paid		$-	$-
Income taxes paid		$-	$-
Shares issued for debt		$-	$-
Shares issued for mineral property		$-	$-
Shares issued for services		$-	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2017	270,817,339	$270,817	$14,090,531	$(8,012,293)	$131,859	$6,480,914
Loss for the period	-	-	-	(9,395)	-	(9,395)
Balance, March 31, 2017	270,817,339	$270,817	$14,090,531	$(8,021,688)	$131,859	6,471,519
Balance, January 1, 2018	270,817,339	270,817	14,090,531	(14,801,158)	131,859	(307,951)
Loss for the period	-	-	-	(9,085)	-	(9,085)
Balance, March 31, 2018	270,817,339	$270,817	$14,090,531	$(14,810,243)	$131,859	$(317,036)

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2018

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

On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to Mr. Song Bo, to earn the mineral rights for the White Channel mineral claims located in British Columbia. . The Company embarked on mineral exploration programs until October 2017. As of December 31, 2017, the Company terminated the exploration and development of the White Channel property.

.The Company has been considering an entry into the marijuana market, starting in 2016. The Company developed a business plan and are contemplating an entry into the marijuana marketplace.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the periods ended March 31, 2018 and 2017, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2018 or December 31, 2017.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2018 and at March 31, 2017.

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

 Share-based expense for the periods ended March 31, 2018 and 2017 totaled $nil and $nil, respectively.

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

The Company terminated exploration and development of the White Channel property in the year ended December 31, 2017 and has written the acquisition costs of $6,750,000.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As at March 31, 2018, the Company had a convertible note payable totaling $32,720 (December 31, 2017 - $32,720). The convertible note was issued in 2011 and has no interest rate and no fixed terms of repayment. The Note is convertible into common shares at $0.001 per share. Currently, the note could be converted to 32,720,000 shares.

NOTE 5– COMMON STOCK

As at March 31, 2018, the Company had 450,000,000 shares of $0.001 par value common shares authorized.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended March 31, 2018 and 2017. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 7 – SUBSEQUENT EVENTS

Nil

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three months ended March 31, 2018 and 2017

Our net loss for the three months ended March 31, 2018 was $9,085 as compared to a loss of $9,395 the three months ended March 31, 2017.

Consulting and subcontracting costs were incurred in the process of preparing a business plan for a proposed marijuana and hemp business.

Exploration on the White Channel mineral property had ended in 2017. The Company incurred costs of $3,366 in 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended March 31, 2018 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	March 2, 2020