Form 10-K
period 2018-12-31
EARTH LIFE SCIENCES INC
filed 2020-03-17
CIK 1165639

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2018, the registrant’s outstanding common stock consisted of 332,817,339 shares. Of these shares 45,817,339 are held by non-affiliates and have a market value of $nil.

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

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

We were incorporated in the State of Nevada on November 2, 2001 under the name Altus Explorations Inc. (Altus) as a company engaged in the acquisition and exploration of oil and natural gas properties. The company has not been able to secure sufficient financing to act on oil and gas investment opportunities as they were identified. Therefore, we did very little business and showed very limited activity, with no profitability. In September 2010 we chose to enter the expanding field of training of peace and law enforcement officers as well as other professionals involved in the fields of security and safety oriented civilian training at both the individual and corporate levels. and entered into an agreement, in principle, to purchase Canadian Tactical Training Academy Inc. from UWD Unitas World Development Inc. (“UNITAS”), a private Canadian company. We refer to this asset purchase transaction as the Acquisition. On October 1, 2010, Altus entered into a Share Exchange Agreement (the “Agreement”) with Unitas. Pursuant to the Agreement, Altus issued 80,000,000 shares of common stock for the acquisition of 450 shares of common stock of The Canadian Tactical Training Academy Inc., representing 100% of the issued and outstanding shares of common stock, which were held by UWD. On November 4, 2010, Altus changed its name to Canadian Tactical Training Academy Inc. (CTTA) (the Company subsequently changed its name to Earth Life Sciences Inc. on June 2, 2014) and increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock and then further from 250,000,000 to 450,000,000. On December 4, 2018 the authorized share capital was increased 500,000,000 common shares.

INVESTMENT IN MARIJUANA AND/OR HEMP PRODUCTS

The Company is considering a project in the marijuana market. Several companies have entered this market attracted by the potential for growth. The Company became interested in the marijuana business in 2016. The Company subcontracted the writing of a business plan, the first draft being available on June 1, 2017 and a final draft available on July 23, 2018. The draft business plan had covered the following subject areas:

The Company contemplated the production of cannabis plants in various locations. Meetings were held with knowledgeable practitioners in Denver, CO, the Okanagan and Montreal, PQ on several occasions.

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

Hemp Business

The following is a discussion of status hemp plants in the United States and Canada. (Any discussion on hemp plants has to include the comparison to marijuana.)

Difference between marijuana and hemp plants:

Hemp vary from marijuana in its appearance, function, cultivation and applications. Marijuana leaves are either broad leafed, a tight bud, or look like a nugget with hairs, and it resembles a short fat bush. Hemp has skinny leaves concentrated at the top with a few branches below and the plant tends to be skinny and tall. Hemp plants originally were grown to make rope. In the 1800’s it was customary and sometimes mandatory to grow hemp pertaining to its use in the military. More recently marijuana plants have been crossed with hemp plants and now contain cannabidiols (“CBD”) oils

Marijuana plants contain tetrahydrocannabinol (THC). THC is considered a drug and is responsible for the “high” (psychological) effects, with marijuana plants containing from 5-30%. Hemp (to be legal) has a THC level of less than 0.3%, essentially eliminating any effect to get a “high”.

Marijuana plants can also have a high cannabidiol (CBD) content. Hemp plants do not normally have a high CBD content if any at all. Both marijuana and hemp plants containing any amount of CBD are treated as Schedule I drugs under the Controlled Substances Act in the United States. About 30 states have various regulations for the distribution of marijuana and hemp products exceeding allowed limits. On October 17, 2018, CBD became legal for recreational and medical use in Canada.

Market for the Company:

The main purpose of hemp plant extracts is in the belief that various ingredients are beneficial for your health. In addition to sub threshold amounts of THC and CBD content, there are ample amounts of essential fatty acids - omega-3 (ALA) and omega-6 (LA) from a plant-based source. It is interesting to note that vitamin E in the form of tocopherols are naturally present in hemp plants guarding against oxidation of the fatty acids. Fatty acids deteriorate in the presence of air.

The Company has met with several potential partners in the United States and Canada. Various pieces of land have been identified as prospects having a good water supply and suitable soil conditions. The Company is very excited at the possibility of growing hemp in the spring of 2020 partnering with landowners and farmers. The Company has access to a grower, extractor, retail sales expert, that is available to participate either as an advisor or a vendor.

After appropriate consultation, the Company has decided to postpone its entry into the marijuana market until federal regulations are put in place. There are several groups and organizations presently in the marijuana space and we will watch their performance first. We are devoting our energies into the hemp marketplace.

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

Our authorized number of shares is 500,000,000.

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

On July 15, 2016, we converted $45,000 of debt into 45 million restricted shares giving rise to stock=based compensation of $1,305,000.

In December of 2018, the Company issued 62,000,000 common restricted shares at a price of $0.001 per share giving rise to stock-based compensation of $399,938.

At December 31, 2018 the Company had issued shares of 332,817,339.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2018 AND 2017

Our net loss for the year ended December 31, 2018 totaled $437,993 compared to our net loss of $6,788,863 for the year ended December 31, 2017.

Pursuant to the issuance of 62,000,000 common restricted shares at a price of $0.001 per share, the Company calculated stock-based compensation expense of $399,938.

In 2018 the Company expended $nil on the White Channel property (2017 - $3,3668) in field exploration and development. In October of 2017 the Company decided to terminate exploration and development on the White Channel property and wrote off the acquisition costs of $6,750,000.

Office and general consisted mainly of filing and transfer agent fees of $4,538.

Consulting fees were incurred in proposals to enter into marijuana and hemp projects, and preparation of a business plan.

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

FUTURE OPERATIONS

CASH REQUIREMENTS

During the twelve-month period ending December 31, 2019, we project cash requirements of approximately $100,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending December 31, 2019

Operating, general and administrative costs	$50,000
Mining Claim costs	50,000
TOTAL	$100,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2019.

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

ITEM 8. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page. Management prepared financial statements have been prepared for the year ended December 31, 2018 and 2017. The Company has engaged the auditors to audit management prepared financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In February 2016, we retained BF Borgers CPAs to be the Company’s PCAOB auditor.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2018 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of December 31, 2018, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Angelo Marino	President, Secretary, Vice President	46	October 1, 2010

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2018, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

		Annual Compensation			Long Term Compensation
					Awards		Payouts
					Securities	Restricted
					Underlying	Stock
Name and				Other Annual	Options/SARs	Award(s)		All Other
Principal Position	Year	Salary	Bonus	Compensation(1)	Granted	Share Units	LTIP	Compensation
Angelo Marino	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Secretary	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of December 31, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Mr. Song Bo 700 Cote de Liesse Suite 8 Montreal, Quebec	225,000,000 Common shares	68%

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

3.7     Certificate of Amendment to increase the number of authorized shares from 450,000,000 to 500,000,000) filed with the Nevada Secretary of State on December 4, 2018.

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

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino
Angelo Marino

President

In accordance with the requirements of the Exchange Act, this Form 10-K for the year ended December 31, 2018 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	March 10, 2020

Earth Life Sciences Inc.
Balance Sheets
As at December 31
(unaudited)

	Note	2018	2017
ASSETS
Current Assets
Cash		$-	$-
Property and equipment – net		490	980
Total assets		$490	$980
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$251,776	$276,211
Convertible debt	3	32,720	32,720
		284,496	308,931
SHAREHOLDERS’ EQUITY
Common shares, authorized 500,000,000 shares at par value $0.001, issued and outstanding as of December 31, 2018 – 332,817,339 and December 31, 2017 - 270,817,339 shares.		332,817	270,817
Additional paid in capital		14,490,469	14,090,531
Accumulated comprehensive income		131,859	131,859
Deficit		(15,239,151)	(14,801,158)
		(284,006)	(307,951)
Total liabilities and shareholders’ deficit		$490	$980

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statement of Operations
For the year ended December 31
(unaudited)

	2018	2017
Expenses
Consulting and subcontractors	$32,981	$24,851
Depreciation	490	490
Mineral exploration costs	-	3,366
Office and general	4,584	10,158
Stock-based compensation	399,938	-
Write off of resource property	-	6,750,000
Net loss	(437,993)	(6,788,865)
Total comprehensive income (loss)	$(437,993)	$(6,788,865)
Loss per share, basic and diluted	$(0.01)	$(0.03)
Weighted average number of shares outstanding	332,987,669	270,817,339

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Cash Flows
For the years ended December 31

	2018	2017
	(unaudited)	(audited)
Cash Flows from Operating Activities
Loss for the period	$(437,993)	$(6,788,865)
Items not affecting cash:
Depreciation	490	490
Stock-based compensation	399,938
Write -off resource property	-	6,750,000
	(38,375)	(37,565)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	38,375)	37,565
Net cash provided by (used in) operating activities	-	-
Cash Flows from Financing Activities
Conversion of debt to shares	(62,000)	-
Accounts payable	62,000	-
Net cash provided by financing activities	-	-
Cash Flows from Investing Activities
Net cash used in investing activities	-	-
Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-
Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued for debt	$461,938	$-
Shares issued for services	$-	$-

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2017	270,817,339	$270,817	$14,090,531	$(8,012,293)	$131,859	$6,480,914
Loss for the period	-	-	-	(6,788,865)	-	(6,788,865)
Balance, December 31, 2017	270,817,339	$270,817	$14,090,531	$(14,801,158)	$131,859	(307,951)
Balance, January 1, 2018	270,817,339	270,817	14,090,531	(14,801,158)	131,859	6,480,914
Shares issued for debt	62,000,000	62,000	399,938	-	-	461,938
Loss for the period	-	-	-	(437,993)	-	(437,993)
Balance, December 31, 2018	270,817,339	$270,817	$14,090,531	$(15,239,151)	$131,859	$(284,006)

The accompanying notes are an integral part of these financial statements

EARTH LIFE SCIENCES INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2018

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

On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to Mr. Song Bo, to earn the mineral rights for the White Channel mineral claims located in British Columbia. The Company embarked on mineral exploration program. During the year ended December 31, 2017 the Company terminated the exploration and development of the White Channel property.

The Company has been considering an entry into the marijuana market, starting in 2016. The Company developed a business plan and is contemplating an entry into the marijuana and/or the hemp marketplace.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2018 and 2017, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2018 or December 31, 2017.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2018 and at December 31, 2017.

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

Share-based expense for the periods ended December 31, 2018 and 2017 totaled $nil and $nil, respectively.

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

NOTE 3 – CONVERTIBLE NOTE PAYABLE

As at December 31, 2018, the Company had a convertible note payable totaling $32,720 (2017 - $32,720). The convertible note was issued in 2011 and has no interest rate and no fixed terms of repayment. The Note is convertible into common shares at $0.001 per share. Currently, the note could be converted to 32,720,000 shares.

NOTE 4– COMMON STOCK

As at December 31, 2018, the Company had 500,000,000 shares of $0.001 par value common shares authorized.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2018 and 2017. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 6 – SUBSEQUENT EVENTS

Nil