Form 10-K
period 2019-12-31
EARTH LIFE SCIENCES INC
filed 2020-03-17
CIK 1165639

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

INVESTMENT IN MARIJUANA AND/OR HEMP PRODUCTS

The Company was considering a project in the marijuana market. Several companies have entered this market attracted by the potential for growth. The Company became interested in the marijuana business in 2016. The Company subcontracted the writing of a business plan, the first draft being available on June 1, 2017 and a final draft available on July 23, 2018. The draft business plan had covered the following subject areas:

The Company contemplated the production of cannabis plants in various locations. Meetings were held with knowledgeable practitioners in Denver, CO, the Okanagan and Montreal, PQ on several occasions in 2017 and 2018.

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

Conclusion

The Company considered the various aspects of the marijuana business and has decided to not enter this space. Satisfactory answers were not found. Although there appears to be several companies entering the marijuana space, and investors seem to have an appetite, the Company became disinterested. The Company has not entered into any agreements or contracts in growing, preparing, inspecting, advising, shipping, purchasing, sampling or selling any marijuana preparations.

INVESTMENT IN PUBLIC TRANSPORTATION SOFTWARE

In June of 2019, the Company started negotiations with a group of software developers with partners in USA, Canada, Asia and Europe (“Software Group”). The Software Group has developed, sold and is currently providing support services for products they have developed. Over the next six months the parties discussed a software product to provide “mileage based” loyalty systems for public transportation. On January 6, 2020 the parties signed an agreement.

Description of the Market

Public transportation or public transit usually refers to forms of transport available for use by the general public, typically managed on a schedule, operated on established routes or door-to-door for paratransit. The various modes of transportation are:

●	Buses

●	Light rail

●	Subways

●	Commuter trains

●	Streetcars and trolleys

●	Cable cars

●	Van pool services

●	Ferries and water taxis

●	Paratransit services for Senior citizens and people with disabilities

●	Ferries and water taxis

●	Monorails and tramways

The Company has extracted information from national databases showing that annual ridership in the US for 2018 was:

Mode	Annual ridership
Aerial Tramway	2,068,009
Alaska Railroad	199,666
Bus	4,553,917,163
Bus Rapid Transit	61,372,730
Cable Car	6,292,346
Commuter bus	88,225,004
Commuter Rail	500,722,140
Demand Response	97,241,361
Demand Response Taxi	9,507,201
Ferry Boat	81,574,298
Heavy Rail	3,724,442,285
Hybrid Rail	7,085,806
Inclined Planed	1,151,462
Light Rail	487,015,285
Monorail	21,361,087
Publico	12,888,313
Streetcar	55,652,262
Trolleybus	76,889,970
Totals	9,787,606,388

According to the American Public Transportation Association in their 2018 Public Transportation Fact Book:

●	Every $1 invested in public transportation generates $4 in economic returns.

●	Every $1 billion invested in public transportation supports and creates more than 50,000 jobs.

●	Every $10 million in capital investment in public transportation yields $30 million in increased business sales.

●	Every $10 million in operating investment yields $32 million in increased business sales.

●	An estimated $37 billion of public transit expenditures flow into the private sector.

●	Home values in areas located near high-frequency public transit performed 42% better than other areas.

●	Hotels in cities with direct rail access to airports raise 11% more revenue per room than hotels in those cities without.

The Company did an analysis of capital expenditures in public transportation for the year ended December 31, 2018. The summary is shown below:

Capital Use Schedule 2018
Type	Urban	Rural	Tribe
Aerial Tramway	$-	$1,933,617	$-
Alaska Railroad	52,696,326	-	-
Bus	4,941,564,975	85,259,226	1,592,940
Bus Rapid Transit	243,066,313	1,648,843	-
Cable Car	3,059,017	-	-
Commuter bus	181,827,090	7,422,288	21,099
Commuter Rail	3,790,941,024	-	-
Demand Response	324,969,607	124,052,415	3,664,291
Demand Response Taxi	794,208	-	-
Ferry Boat	458,356,551	1,143,621	994,319
Heavy Rail	7,671,279,061	-	-
Hybrid Rail	90,626,869	-	-
Inclined Planed	1,534,274	-	-
Light Rail	3,194,734,232	-	-
Monorail	5,626,076	-	-
Streetcar	221,784,672	-	-
Trolleybus	96,956,709	-	-
	$21,279,817,004	$221,460,010	$6,272,649

Out of the capital expenditures of $21 billion, the total for “Communication Information Systems” was $ 2,151,044,289.

The public transportation system in the US is a large industry. It is our contention that industry is seeking increased ridership by various means. We intend to offer the industry, a timely and current software, to assist the industry in reaching out to their ridership, and also meet other information demands.

The Company built its own database and compiled information on over 600 companies in the US. The purpose was to assess various entities as to their anticipated interest and/or enthusiasm for our transportation software. The Company may also reach out to foreign companies to test its software and potential use.

The Software

The Software was designed by the Software Group. The purpose of software is to identify what loyalty rewards and incentives should be given to whom and when to entice maximum-efficiency usage of public transportation based on unique rider behavior. The term “maximum efficiency” is a strategy such as return on investment (ROI); increase of ridership, decongestion analysis, interruption of service compensation, congestion management, and prediction analysis of ridership usage patterns. The delivery of the software can be directed to various rider groups by way of apps (“an application, especially as downloaded by a user to a mobile device”), via contactless smart cards or multi-tenant platforms. System can be implemented as a multi-tenant SaaS (Software as a Service) platform. Transit companies will be able to integrate platforms into their workflow and systems using APIs (application programming interface). The future is with smart transportation technology.

The Software Group own and are willing to lease their proprietary AI (“Artificial Intelligence”) software to the Company on an as-needed basis. Their AI software has passed rigorous model testing with several patents having been applied for. AI is simply software that can test certain algorithms and large amounts of data to give data patterns some significance, heuristics and/or importance.

Under the terms of the agreement, the Company will issue 32 million common shares to the Software Group and upon receiving a working version of the software and necessary support documentation, the Company will deliver 125 million shares after testing, acceptance, and license transfer of the software. Further deliveries of 100 million shares will be based on gross sales of $1 million being reached in a consecutive twelve-month period within 3 years a further 100 million shares after gross sales of $5 million being reached in a consecutive twelve-month period within 5 years. All shares being issued are restricted.

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

On June 10, 2015,we declared a reverse stock split and each shares of common stock outstanding were replaced by one eighth of a share of common stock. No fractional shares were issued.

On July 15, 2016, we converted $45,000 of debt into 45 million restricted shares giving rise to stock=based compensation of $1,305,000.

In December of 2018, the Company issued 62,000,000 common restricted shares at a price of $0.001 per share giving rise to stock-based compensation of $399,938.

At December 31, 2019 the Company had issued shares of 332,817,339.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2019 AND 2018

Our net loss for the year ended December 31, 2019 totaled $53,778 compared to our net loss of $437,993 for the year ended December 31, 2018.

Office and general consisted mainly of filing and transfer agent fees of $7,946.

Consulting fees were incurred in relation to transportation software.

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

FUTURE OPERATIONS CASH REQUIREMENTS

During the twelve-month period ending December 31, 2020, we project cash requirements of approximately $350,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve-Month Period Ending December 31, 2019

Operating, general and administrative costs	$50,000
Transportation software budget	300,000
TOTAL	$350,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2020.

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

ITEM 8. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page. Management prepared financial statements have been prepared for the year ended December 31, 2019 and 2018. The Company has engaged the auditors to audit management prepared financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the management, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets.

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Angelo Marino	President, Secretary, Vice President	47	October 1, 2010

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

Mr. Marino is considered to be one of Canada’s most renowned Specialists and Master Instructors in the fields of Armoured and Non-Armoured High-Risk Cargo Protection, Tactical Operations and Executive, Personal and Family Protection, having trained more than 4300 security, police and military personnel.

Having worked in over 40 countries to this date, Mr. Marino has created and directed a variety of training programs for numerous domestic and international security and Law Enforcement agencies and has trained the presidential security details of two countries.

FAMILY RELATIONSHIPS

There are no family relationships between any of our directors or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
					Securities	Restricted
					Underlying	Stock
Name and				Other Annual	Options/SARs	Award(s)		All Other
Principal Position	Year	Salary	Bonus	Compensation(1)	Granted	Share Units	LTIP	Compensation
Angelo Marino	2019	20,000	Nil	Nil	Nil	Nil	Nil	Nil
President and	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of December 31, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

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

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino
Angelo Marino

President

In accordance with the requirements of the Exchange Act, this Form 10-K for the year ended December 31, 2019 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	March 10, 2020

Earth Life Sciences Inc.
Balance Sheets
As at December 31
(unaudited)

		2019	2018
ASSETS
Current Assets
Cash		$-	$-
Property and equipment - net		-	490
Total assets		$-	$490
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$281,492	251,776
Accounts payable - related parties		23,572
Convertible debt	3	32,720	32,720
		337,784	284,496
SHAREHOLDERS’ EQUITY
Common shares, authorized 500,000,000 shares at par value $0.001, issued and outstanding as of December 31, 2019 – 332,817,339 and December 31, 2018 - 332,817,339 shares.		332,817	332,817
Additional paid in capital		14,490,469	14,490,469
Accumulated comprehensive income		131,859	131,859
Deficit		(15,292,929)	(15,239,151)
		(337,784)	(284,006)
Total liabilities and shareholders’ equity		$-	$490

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statement of Operations
For the year ended December 31
(unaudited)

	2019 (unaudited)	2018 (unaudited)
Expenses
Consulting and subcontractors	$22,901	$32,981
Depreciation	490	490
Management fees	20,000	-
Office and general	10,387	4,584
Stock-based compensation	-	399,938
Net loss	(53,778)	(437,993)
Total comprehensive income (loss)	$(53,778)	$(437,993)
Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	332,987,669	332,987,669

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Cash Flows
For the years ended December 31

	2019	2018
	(unaudited)	(audited)
Cash Flows from Operating Activities
Loss for the period	$(53,778)	$(437,993)
Items not affecting cash:
Depreciation	490	490
Stock-based compensation	-	399,938
	(53,288)	(37,565)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	29,716	37,565
Accounts payable – related parties	23,572
Net cash provided by (used in) operating activities	-	-
Cash Flows from Financing Activities
Conversion of debt to shares	-	(62,000)
Accounts payable	-	62,000
Net cash provided by financing activities	-	-
Cash Flows from Investing Activities
Net cash used in investing activities	-	-
Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-
Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued for debt	$-	$461,938
Shares issued for services	$-	$-

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2018	270,817,339	$270,817	$14,090,531	$(14,801,158)	$131,859	$(301,951)
Shares issued for debt	62,000,000	62,000	399,938	-	-	461,938
Loss for the period	-	-	-	(437,993)	-	(437,993)
Balance, December 31, 2018	332,817,339	$332,817	$14,490,469	$(15,239,151)	$131,859	(284,006)
Balance, January 1, 2019	332,817,339	332,817	14,490,469	(15,239,151)	131,859	(284,006)
Loss for the period	-	-	-	(53,778)	-	(53,778)
Balance, December 31, 2019	332,817,339	$332,817	$14,490,469	$(15,292,929)	$131,859	$(337,784)

The accompanying notes are an integral part of these financial statements

EARTH LIFE SCIENCES INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019

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

On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to Mr. Song Bo, to earn the mineral rights for the White Channel mineral claims located in British Columbia. The Company embarked on mineral exploration program. During the year ended December 31, 2017 the Company terminated the exploration and development of the White Channel property. The Company has not received any payments from Song Bo pursuant to the agreement and returned 225,000,000 shares to the Company treasury in 2020.

The Company has entered into the transportation software market.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2019 and 2018, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2019 or December 31, 2018.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2019 and at December 31, 2018.

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

 Share-based expense for the periods ended December 31, 2019 and 2018 totaled $nil and $nil, respectively.

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

NOTE 3 – CONVERTIBLE NOTE PAYABLE

As at December 31, 2019, the Company had a convertible note payable totaling $32,720 (2018 - $32,720). The convertible note was issued in 2011 and has no interest rate and no fixed terms of repayment. The Note is convertible into common shares at $0.001 per share. Currently, the note could be converted to 32,720,000 shares.

NOTE 4– COMMON STOCK

As at December 31, 2019, the Company had 500,000,000 shares of $0.001 par value common shares authorized.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2019 and 2018. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 6 – SUBSEQUENT EVENTS

The Company entered into an agreement with the Software Group in January of 2020. The Company issued 32,000,000 restricted common shares to the four members of the Software Group as general consideration. The Company also issued 325,000,000 million common shares to an escrow agent. Pursuant to the terms of the agreement the escrow agent will transfer 125,000 million shares to the Software Group upon the Company receiving a working version of the software and necessary support documentation, after testing, acceptance, and license transfer of the software. Further transfer of 100 million shares held by the escrow agent will be based on gross sales of $1 million being reached in a consecutive twelve-month period within 3 years, and a further 100 million shares after gross sales of $5 million being reached in a consecutive twelve-month period within 5 years. All shares issued were restricted.

Pursuant to the termination of the White Channel project, 225,000,000 million shares were returned to the treasury, and these shares were cancelled.