Form 10-Q
period 2020-03-31
EARTH LIFE SCIENCES INC
filed 2020-06-02
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

001-31444

(Commission File Number)

EARTH LIFE SCIENCES INC.

(Name of small business issuer in its charter)

NEVADA	98-0361119
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 880, 50 West Liberty Street, Reno, Nevada, 89501

(Address of principal executive offices) (Zip Code)

((514) 500-4111

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 29, 2020, the registrant’s outstanding common stock consisted of 464,817,339 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year.

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited

	Note	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash		$-	$-

Acquisition of software technology		176,000	-
Property and equipment - net		-	-

Total assets		$176,000	$-

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$303,354	$281,492
Amounts owing to related parties		23,572	23,572
Convertible debt		32,720	32,720
		359,646	337,784

SHAREHOLDERS’ EQUITY

Common shares, authorized 500,000,000 shares at par value $0.001, issued and outstanding as of March 31, 2020 – 464,817,339 and December 31, 2019 - 332,817,339 shares.		464,817	332,817
Additional paid in capital		16,321,969	14,490,469
Accumulated comprehensive income		131,859	131,859
Deficit		(17,102,291)	(15,292,929)

		(183,646)	(337,784)

Total liabilities and shareholders’ equity		$176,000	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations
(unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Expenses
Consulting and subcontractors	$-	$5,613
Depreciation	-	123
Office and general	21,862	5,447
Stock-based compensation	1,787,500	-
	1,809,362	11,183

Net loss for the period	(1,809,362)	(11,183)

Total comprehensive income (loss)	$(1,809,362)	$(11,183)

Loss per share, basic and diluted	$-	$-

Weighted average number of shares outstanding	411,839,562	332,817,339

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash Flows from Operating Activities

Loss for the period	$(1,809,362)	$(11,183)
Items not affecting cash:
Depreciation	-	123
Stock-based compensation	1,787,500
	(21,862)	(11,060)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	12,167	11,060

Net cash provided by (used in) operating activities	(9,695)	-

Cash Flows from Financing Activities
Advances received from a shareholder	9,695	-

Net cash provided by financing activities	9,695	-

Cash Flows from Investing Activities

Net cash used in investing activities	-	-

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued in trust	$1,787,500	$-
Shares issued for software technology	$176,000	$-
Shares returned to treasury and cancelled	$-	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2019	332,817,339	$332,817	$14,490,469	$(15,239,151)	$131,859	$(284,006)

Loss for the period	-	-	-	(11,183)	-	(11,183)
Balance, March 31, 2019	332,817,339	$332,817	$14,490,469	$(15,250,334)	$131,859	(295,189)
					-	-
Balance, January 1, 2020	332,817,339	332,817	14,490,469	(15,292,929)	131,859	(337,784)

Share cancellation	(225,000,000)	(225,000)	225,000	-	-	-
Issued for software technology	32,000,000	32,000	144,000	-	-	176,000

Shares issued in trust	325,000,000	325,000	1,462,500	-	-	1,787,500

Loss for the period	-	-	-	(1,809,362)	-	(1,809,362)
Balance, March 31, 2020	464,817,339	$464,817	$16,321,969	$(17,102,291)	$131,859	$(183,646)

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2020

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

On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to Mr. Song Bo, to earn the mineral rights for the White Channel mineral claims located in British Columbia. . The Company embarked on mineral exploration programs until October 2017. As of December 31, 2017, the Company terminated exploration and development of the White Channel property. The Company never received any payments as contemplated in the option agreement. In 2020 the Company returned the 225,000,000 shares to the Company’s transfer agent for cancellation.

The Company has entered into the transportation software market (Note 3).

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

Share-based expense for the periods ended March 31, 2020 and 2019 totaled $1,787,500 and $nil, respectively.

NOTE 3 – SOFTWARE TECHNOLOGY

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As at March 31, 2020, the Company had a convertible note payable totaling $32,720 (December 31, 2019 - $32,720). The convertible note was issued in 2011 and has no interest rate and no fixed terms of repayment. The Note is convertible into common shares at $0.001 per share. Currently, the note could be converted to 32,720,000 shares.

NOTE 5 – COMMON STOCK

As at March 31, 2020, the Company had 500,000,000 shares of $0.001 par value common shares authorized.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three months ended March 31, 2020 and 2019

Our net loss for the three months ended March 31, 2020 was $1,809,362 as compared to a loss of $11,183 the three months ended March 31, 2019..

Office and general expenses consisted of news release expense of $1,520,filing and transfer agent fees of $11,995 and legal expense of $5,787 for the three months ended March 31, 2020. Consulting and subcontracting costs were incurred in the process of preparing a business plan and visiting and searching for operating sites for a proposed marijuana and hemp business for the three months ended March 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

PART II – OTHER INFORMATION

ITEM 14. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

(3)	ARTICLES OF INCORPORATION AND BYLAWS

3.1	Articles of Incorporation (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).
3.2	Bylaws (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).
3.3	Certificate of Forward Stock Split filed with Nevada Secretary of State on November 6, 2003. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)
3.4	Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on February 2, 2004. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)
3.5	Certificate of Amendment (Name Change) filed with the Nevada Secretary of State on November 4, 2010.
3.6	Certificate of Amendment to increase the number of authorized shares from 250,000,000 to 450,000,000) filed with the Nevada Secretary of State on June 2, 2011.
3.7	Certificate of Amendment to increase the number of authorized shares from 450,000,000 to 500,000,000) filed with the Nevada Secretary of State on December 4, 2018.

(10)	MATERIAL CONTRACTS

10.1	Convertible Loan Agreement between Altus Explorations Inc. and CodeAmerica Investments, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).
10.2	Convertible Loan Agreement between Altus Explorations Inc. and Paragon Capital, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).
10.3	Convertible Loan Agreement between Altus Explorations Inc. and DLS Energy Associates, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).
10.4	2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)
10.5	Agreement between Earth Life Sciences Inc. and Bo Song pursuant to the acquisition of the White Channel mineral property dated May 16, 2015.
10.6	Software Development, Acquisition and License Agreement between Earth Life Sciences Inc., Cameron Morris, Oleksiy Mykhaylov, Oleksiy Ptashniy Barry Scharf and Shatter Tech Venture Holdings Inc. dated January 6, 2020.

(14)	CODE OF ETHICS

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934
(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2020.

EARTH LIFE SCIENCES INC.

By: /s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended March 31, 2020 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	May 30, 2020