Form 10-Q
period 2020-06-30
EARTH LIFE SCIENCES INC
filed 2020-08-14
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 14, 2020, the registrant’s outstanding common stock consisted of 464,817,339 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year.

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited

	Note	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash		$-	$-

Acquisition of software technology		176,000	-
Property and equipment - net		-	-

Total assets		$176,000	$-

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$306,716	$281,492
Amounts owing to related parties		23,572	23,572
Convertible debt		32,720	32,720
		363,008	337,784

SHAREHOLDERS’ EQUITY

Common shares, authorized 500,000,000 shares at par value $0.001, issued and outstanding as of June 30, 2020 – 464,817,339 and December 31, 2019 - 332,817,339 shares.		464,817	332,817
Additional paid in capital		16,321,969	14,490,469
Accumulated comprehensive income		131,859	131,859
Deficit		(17,105,653)	(15,292,929)

		(187,008)	(337,784)

Total liabilities and shareholders’ equity		$176,000	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations
(unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Expenses
Consulting and subcontractors	$-	$7,500	$-	$13,113
Depreciation	-	122	-	245
Office and general	3,362	1,484	25,224	6,931
Stock-based compensation	-	-	1,787,500	-
	3,362	9,106	1,812,724	20,289

Net loss for the period	(3,362)	(9,106)	(1,812,724)	(20,289)

Total comprehensive income (loss)	$(3,362)	(9,106)	(1,812,724)	(20,289)

Loss per share, basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding	438,474,798	332,817,339	438,474,798	332,817,339

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Six months ended June 30, 2020	Six months ended June 30 2019
Cash Flows from Operating Activities

Loss for the period	$(1,812,727)	$(20,289)
Items not affecting cash:
Depreciation	-	245
Stock-based compensation	1,787,500
	(25,224)	(20,044)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	15,529	20,044

Net cash provided by (used in) operating activities	(9,695)	-

Cash Flows from Financing Activities
Advances received from a shareholder	9,695	-

Net cash provided by financing activities	9,695	-

Cash Flows from Investing Activities

Net cash used in investing activities	-	-

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued in trust	$1,787,500	$-
Shares issued for software technology	$176,000	$-
Shares returned to treasury and cancelled	$-	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2019	332,817,339	$332,817	$14,490,469	$(15,239,151)	$131,859	$(284,006)

Loss for the period	-	-	-	(20,289)	-	(20,289)
Balance, June 30, 2019	332,817,339	$332,817	$14,490,469	$(15,259,440)	$131,859	(304,295)

Balance, January 1, 2020	332,817,339	332,817	14,490,469	(15,292,929)	131,859	(337,784)

Share cancellation	(225,000,000)	(225,000)	225,000	-	-	-
Issued for software technology	32,000,000	32,000	144,000	-	-	176,000

Shares issued in trust	325,000,000	325,000	1,462,500	-	-	1,787,500

Loss for the period	-	-	-	(1,812,727)	-	(1,809,362)
Balance, June 30, 2020	464,817,339	$464,817	$16,321,969	$(17,105,653)	$131,859	$(187,008)

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2020

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the periods ended June 30, 2020 and 2019, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2020 or December 31, 2019.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2020 and 2019.

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

Share-based expense for the periods ended June 30, 2020 and 2019 totaled $1,787,500 and $nil, respectively.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As at June 30, 2020, the Company had a convertible note payable totaling $32,720 (December 31, 2019 - $32,720). The convertible note was issued in 2011 and has no interest rate and no fixed terms of repayment. The Note is convertible into common shares at $0.001 per share. Currently, the note could be converted to 32,720,000 shares.

NOTE 5 – COMMON STOCK

As of June 30, 2020, the Company had 500,000,000 shares of $0.001 par value common shares authorized.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended June 30, 2020 and 2019. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Six months ended June 30, 2020 and 2019

Our net loss for the six months ended June 30, 2020 was $1,812,724 as compared to a loss of $20,289 the six months ended June 30, 2019.

Office and general expenses consisted of news release expense of $1,520,filing and transfer agent fees of $19,317 and legal expense of $5,787 for the six months ended June 30, 2020. Consulting and subcontracting costs were incurred in the process of preparing a business plan and visiting and searching for operating sites for a proposed marijuana and hemp business for the six months ended June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2020, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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
(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2020.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended June 30, 2020 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature		Title	Date
By:	/s/Angelo Marino	President	August 14, 2020