Form 10-Q/A
period 2020-06-30
EARTH LIFE SCIENCES INC
filed 2020-10-15
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q Amendment 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 15, 2020, the registrant’s outstanding common stock consisted of 464,817,339 shares.

EXPLANATORY NOTE

The financial statements for the six months ended June 30, 2020 have been amended. Accounts payable and accrued liabilities previously stated at an amount of $306,716 has been separated into accounts payable and accrued liabilities (trade debts) of $41,833 and notes payable of $264,883. The comparison as at December 31, 2019 has also been segregated from a previous amount of $281,492 into accounts payable and accrued liabilities (trade debts) of $33,389 and notes payable (other payables) of $248,103. See also note 7 to the financial statements.

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

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited

	Note	June 30, 2020 Amended	December 31, 2019
ASSETS
Current Assets
Cash		$-	$-

Acquisition of software technology		176,000	-
Property and equipment - net		-	-

Total assets		$176,000	$-

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$41,833	$33,389
Amounts owing to related parties		23,572	23,572
Notes payable (other amounts payable)		264,883	248,103
Convertible debt		32,720	32,720
		363,008	337,784

SHAREHOLDERS’ EQUITY

Common shares, authorized 500,000,000 shares at par value $0.001, issued and outstanding as of June 30, 2020 – 464,817,339 and December 31, 2019 - 332,817,339 shares.		464,817	332,817
Additional paid in capital		16,321,969	14,490,469
Accumulated comprehensive income		131,859	131,859
Deficit		(17,105,653)	(15,292,929)

		(187,008)	(337,784)

Total liabilities and shareholders’ equity		$176,000	$-

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

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Six months ended June 30, 2020	Six months ended June 30 2019
Cash Flows from Operating Activities

Loss for the period	$(1,812,727)	$(20,289)
Items not affecting cash:
Depreciation	-	245
Stock-based compensation	1,787,500
	(25,224)	(20,044)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	8,444	20,044

Net cash provided by (used in) operating activities	(16,780)	-

Cash Flows from Financing Activities
Advances received from shareholders	16,780	-

Net cash provided by financing activities	16,780	-

Cash Flows from Investing Activities

Net cash used in investing activities	-	-

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued in trust	$1,787,500	$-
Shares issued for software technology	$176,000	$-
Shares returned to treasury and cancelled	$-	$-

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

NOTE 7 – NOTES PAYABLE

As at June 30, 2020 the Company had notes payable of $264,883 (December 31, 2019 – other amounts payable $248,103, June 30, 2019 – other amounts payable $232,859). The notes are repayable to arms-length lenders for advances received by the Company starting in 2015. On June 30, 2020 the Company agreed to pay interest at the rate of 8% per annum starting on January 1, 2021. The notes payable are payable on demand.

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
(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2020.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended June 30, 2020 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature		Title	Date
By:	/s/Angelo Marino	President	October 15, 2020