Form 10-Q
period 2020-09-30
EARTH LIFE SCIENCES INC
filed 2020-11-16
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 15, 2020, the registrant’s outstanding common stock consisted of 464,817,339 shares.

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

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited

	Sept 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$-	$-

Acquisition of software technology	176,000	-
Property and equipment - net	-	-

Total assets	$176,000	$-

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$50,988	$33,389
Amounts owing to related parties	16,165	23,572
Notes payable (other amounts payable)	7,932	248,103
Convertible debt	297,603	32,720
	372,688	337,784

SHAREHOLDERS’ EQUITY

Common shares, authorized 500,000,000 shares at par value $0.001, issued and outstanding as of June 30, 2020 – 464,817,339 and December 31, 2019 - 332,817,339 shares.	464,817	332,817
Additional paid in capital	16,321,969	14,490,469
Accumulated comprehensive income	131,859	131,859
Deficit	(17,115,333)	(15,292,929)

	(196,688)	(337,784)

Total liabilities and shareholders’ equity	$176,000	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations
(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	Sept 30, 2020	Sept 30, 2019	Sept 30, 2020	Sept 30, 2019
Expenses
Consulting and subcontractors	$4,500	$1,133	$4,500	$14,246
Depreciation	-	123	-	368
Office and general	5,180	1,200	30,404	8,131
Stock-based compensation	-	-	1,787,500	-
	9,680	2,456	1,822,404	22,745

Net loss for the period	(9,680)	(2,456)	(1,822,404)	(22,745)

Total comprehensive income (loss)	$(9,680)	(2,456)	(1,822,404)	(22,745)

Loss per share, basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding	438,474,798	332,817,339	438,474,798	332,817,339

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Nine months ended Sept 30, 2020	Nine months ended Sept 30 2019
Cash Flows from Operating Activities

Loss for the period	$(1,822,404)	$(22,745)
Items not affecting cash:
Depreciation	-	368
Stock-based compensation	1,787,500
	(34,904)	(22,377)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	17,599	(1,437)
Related parties	(7,407)	-

Net cash provided by (used in) operating activities	(24,712)	(23,814)

Cash Flows from Financing Activities
Advances received from shareholders	24,712	23,814

Net cash provided by financing activities	24,712	23,814

Cash Flows from Investing Activities

Net cash used in investing activities	-	-

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued in trust	$1,787,500	$-
Shares issued for software technology	$176,000	$-
Shares returned to treasury and cancelled	$-	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2019	332,817,339	$332,817	$14,490,469	$(15,239,151)	$131,859	$(284,006)

Loss for the period	-	-	-	(22,745)	-	(22,745)
Balance, Sept 30, 2019	332,817,339	$332,817	$14,490,469	$(15,261,896)	$131,859	(306,751)
					-	-
Balance, January 1, 2020	332,817,339	332,817	14,490,469	(15,292,929)	131,859	(337,784)

Share cancellation	(225,000,000)	(225,000)	225,000	-	-	-
Issued for software technology	32,000,000	32,000	144,000	-	-	176,000

Shares issued in trust	325,000,000	325,000	1,462,500	-	-	1,787,500

Loss for the period	-	-	-	(1,822,404)	-	(1,822,404)
Balance, Sept 30, 2020	464,817,339	$464,817	$16,321,969	$(17,115,333)	$131,859	$(196,688)

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

Share-based expense for the periods ended September 30, 2020 and 2019 totaled $1,787,500 and $nil, respectively.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As at September 30, 2020, the Company had convertible notes payable totaling $297,603 (December 31, 2019 - $32,720). Convertible notes were issued on July 1, 2020 pursuant to the conversion of Notes Payable of $264,883 as at June 30, 2020 (Amounts payable December 31, 2019 of $248,103). Previously convertible notes payable consisted on the conversion of a Notes Payable in 2011 and has no interest rate and no fixed terms of repayment. The recent convertible notes payable have an interest rate of 8% commencing on January 1, 2021. All of the notes are convertible into common shares at $0.001 per share. Currently, the note could be converted to 297,605,000 shares.

NOTE 5 – COMMON STOCK

As of September 30, 2020, the Company had 500,000,000 shares of $0.001 par value common shares authorized. On October 8, 2020 the authorized share capital was increased to 1,000,000,000 common shares.

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

NOTE 7 – NOTES PAYABLE

As at September 30, 2020 the Company had notes payable of $7,932 (December 31, 2019 – other amounts payable $248,103). The notes are repayable to arms-length lenders for advances received by the Company starting in 2015. On June 30, 2020 the Company agreed to pay interest at the rate of 8% per annum starting on January 1, 2021. The notes payable are payable on demand. On July 1, 2020 Notes Payable of $264,883 were changed to convertible .notes payable. See Note 4

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Nine months ended September 30, 2020 and 2019

Our net loss for the nine months ended September 30, 2020 was $1,822,404 as compared to a loss of $22,745 the nine months ended September 30, 2019.

Office and general expenses consisted of news release expense of $1,839,filing and transfer agent fees of $16,413, office of $6,463 and legal expense of $5,787 for the nine months ended September 30, 2020. Consulting and subcontracting costs were incurred in the process of preparing a budget and presentations to potential business partners. The area of expertise of the Company is our access to proprietary artificial intelligence software and in particular to logistics in handling customers and freight.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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
(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2020.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended June 30, 2020 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date
By:	/s/ Angelo Marino	President	November 15, 2020