Form 10-K
period 2020-12-31
EARTH LIFE SCIENCES INC
filed 2021-05-05
CIK 1165639

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Former name, former address, and former fiscal year, if changed since last report: N/A

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

Yes     ☒     No     ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2020, the registrant’s outstanding common stock consisted of 464,817,339 shares. Of these shares 45,817,339 are held by non-affiliates and have a market value of $nil

PART I

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

We were incorporated in the State of Nevada on November 2, 2001 under the name Altus Explorations Inc. (Altus) as a company engaged in the acquisition and exploration of oil and natural gas properties. The company has not been able to secure sufficient financing to act on oil and gas investment opportunities as they were identified. Therefore, we did very little business and showed very limited activity, with no profitability. In September 2010 we chose to enter the expanding field of training of peace and law enforcement officers as well as other professionals involved in the fields of security and safety oriented civilian training at both the individual and corporate levels. and entered into an agreement, in principle, to purchase Canadian Tactical Training Academy (CTTA) Inc. from UWD Unitas World Development Inc. (“UNITAS”), a private Canadian company. We refer to this asset purchase transaction as the Acquisition. On October 1, 2010, Altus entered into a Share Exchange Agreement (the “Agreement”) with Unitas. Pursuant to the Agreement, Altus issued 80,000,000 shares of common stock for the acquisition of 450 shares of common stock of The Canadian Tactical Training Academy (CTTA) Inc., representing 100% of the issued and outstanding shares of common stock, which were held by UWD. On November 4, 2010, Altus changed its name to Canadian Tactical Training Academy Inc. (Nevada company) (the Company subsequently changed its name to Earth Life Sciences Inc. on June 2, 2014). On June 2, 2011, the Company ~~and~~ increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock. On June 2, 2014, the Company completed a reverse stock split of 1 for 40 shares of common stock. On June 2, 2015, the Company completed a reverse stock split of 1 for 8. On June 19, 2015, Company signed an option agreement with Song Bo to acquire the White Channel mineral property. The Company decided to cease operating its tactical training business. The tactical training business operated in a wholly owned subsidiary called Canadian Tactical Training Academy (CTTA) Inc. incorporated in Canada. The operations of the tactical training business were shown as discontinued operations for the years ended December 2015 and 2014. On February 18, 2016, the Company announced the acquisition of White Channel and Gold Buck projects by entering into agreements. Company had previously announced the agreement with Song Bo on the White Channel property. Pursuant to the option to purchase mineral interests in the White Channel and Gold Buck concessions, the Company issued 225,000,000 million shares for a beneficial ownership to Song Bo but delivered to the Company for safekeeping. Based on the market price the Company booked the mineral property acquisition at $6,750,000. The Company conducted various sampling programs (samples retained in metal building on property), examining the potential of a possible silica deposit. The property was previously an important placer gold mining area. The presence of any gold, and or the recovery thereof, could reduce the processing cost of cleaning a silica product. The market for silica is typical of a mineral product with fluctuating market prices. We tried to obtain sales agreements to supply silica. The White Channel property was interesting, but the economics are not positive at this time. Transportation costs are too high.

On December 4, 2018, the authorized share capital was increased to 500,000,000 common shares. On October 8, 2020, the authorized share capital was increased to 1,000,000,000 common shares.

Events of a recent nature are detailed as follows:

INVESTMENT IN PUBLIC TRANSPORTATION SOFTWARE

In June of 2019, the Company started negotiations with a group of software developers with partners in USA, Canada, Asia, and Europe (“Software Group”). The Software Group has developed, sold, and is currently providing support services for products they have developed. Over the next six months the parties discussed a software product to provide “mileage based” loyalty systems for public transportation. On January 6, 2020, the parties signed an agreement.

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

Capital Use Schedule 2019
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

Out of the capital expenditures of $21 billion, the total for “Communication Information Systems” was $2,151,044,289.

The public transportation system in the US is a large industry. It was our contention that industry is seeking increased ridership by various means. We intend to offer the industry, a timely and current software, to assist the industry in reaching out to their ridership, and also meet other information demands.

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

Under the terms of the agreement, the Company issued 32 million common shares to the Software Group and upon receiving a working version of the software and necessary support documentation, the Company will deliver 125 million shares after testing, acceptance, and license transfer of the software. Further deliveries of 100 million shares will be based on gross sales of $1 million being reached in a consecutive twelve-month period within 3 years a further 100 million shares after gross sales of $5 million being reached in a consecutive twelve-month period within 5 years. All shares issued are restricted.

BUSINESS CONSIDERATION IN MARIJUANA AND/OR HEMP PRODUCTS

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

Conclusion

The Company considered the various aspects of the marijuana business and has decided to not enter this space. Although there appears to be several companies entering the marijuana space, and investors seem to have an appetite, the Company became disinterested. The major reason is the disconnect between various states that have approved, or not approved legislation and a lack of agreement with the federal government. The Company has not entered into any agreements or contracts in growing, preparing, inspecting, advising, shipping, purchasing, sampling, or selling any marijuana preparations.

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

Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith, and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

We have no history of substantial revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history, and our success is significantly dependent on increased sales and new product offerings.

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

Significant investment risks and operational costs are associated with our exploration, development, and mining activities. These risks and costs may result in lower economic returns and may adversely affect our business.

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

Our principal executive office is located at 3911 Concord Pike #8030, SMB 9154, Willington, DE, 19803.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation incidental to the conduct of our business, such as contractual matters and employee-related matters. Currently, we are not a party to any material legal proceeding or litigation, whether current or threatened, nor are any of our officers, directors or affiliates, a party adverse to us in any legal proceeding or litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Our authorized number of shares is 1,000,000,000 common shares.

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

On February 19, 2020, the Company issued 8,000,000 common restricted shares to each member of the Software Group for a total of 32,000,000 shares at a price of $0.001 per share giving rise to stock based compensation of $144,000.

On February 19, 2020, the Company issued 325,000,000 common restricted shares to an escrow agent pursuant to a lock-up and leak out agreement with the Software Group at a price of $0.001 per share giving rise to stock based compensation of $1,462,500.

On February 19, 2020, the Company returned to treasury, 225,000,000 common restricted shares previously issued.

As of December 31, 2020 the Company had issued shares of 464,817,339.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2020 AND 2019

Our net loss for the year ended December 31, 2020 totaled $1,827,624 compared to our net loss of $22,745 for the year ended December 31, 2019. The main expense in 2020 was stock based compensation for $1,787,500.

Office and general consisted mainly of filing and transfer agent fees of $19,657 (2019 - $7,946), news releases of $1,520 (2019 - $2,157), and rent of $2,400 (2019 - $nil).

Consulting fees were incurred in relation to transportation software.

LIQUIDITY AND CAPITAL RESOURCES

If we are unsuccessful in obtaining financing and fail to achieve and sustain a profitable level of operations, we may be unable to fully implement our business plans or continue operations. Future financing through equity, debt or other sources could result in the dilution of Company equity, increase our liabilities, and/or restrict the future availability and use of cash resources. Additionally, there can be no assurance that adequate financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to execute our business plans. We also may not be able to meet our vendor and service provider obligations as they become due. In such event, we will be forced to cease our operations.

FUTURE OPERATIONS CASH REQUIREMENTS

During the twelve-month period ending December 31, 2021, we project cash requirements of approximately $340,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve-Month Period Ending December 31, 2021

Operating, general and administrative costs	$40,000
Transportation software budget	300,000
TOTAL	$340,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2021.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our balance sheet, the statements of operations and stockholders’ equity, and the cash flows statements included elsewhere in this filing.

ITEM 8. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page. Management prepared financial statements have been prepared for the year ended December 31, 2020 and 2019. The Company has engaged the auditors to audit management prepared financial statements and will file as soon as possible.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In March 2020, the Company has notified the previous auditor, BF Borgers, CPA’s of a change in auditors to Michael Gillespie, to be the Company’s PCAOB auditor.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2020 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of December 31, 2020, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.	There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officers of the Company are appointed by our board of directors and hold office until their death, resignation, or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Angelo Marino	President, Secretary, Vice President	51	October 1, 2010

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer, and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Mr. Marino is considered to be one of Canada’s most renowned Specialists and Master Instructors in the fields of Armored and Non-Armored High-Risk Cargo Protection, Tactical Operations and Executive, Personal and Family Protection, having trained more than 4300 security, police, and military personnel.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers, promoters, or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2020, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF ETHICS

Effective February 27, 2004, the Company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company’s officers including our president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), contractors, consultants, and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules, and regulations

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial, and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
					Securities	Restricted
					Underlying	Stock
Name and				Other Annual	Options/SARs	Award(s)		All Other
Principal Position	Year	Salary	Bonus	Compensation(1)	Granted	Share Units	LTIP	Compensation
Angelo Marino	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Secretary	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

REPORT ON EXECUTIVE COMPENSATION

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance, and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of December 31, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Cameron Morris 830 Stewart Drive 248 Sunnyvale CA 94085	81,250,000 Common restricted shares held in escrow 8,000,000 Common restricted shares	21%
Oleksiy Mykhaylov 422 Richards St, Suite 170 Vancouver, BC, V6B 2Z4	81,250,000 Common restricted shares held in escrow 8,000,000 Common restricted shares	21%
Oleksiy Ptashnty Bogucianka str. 11, Krakow, 30398, Poland;	81,250,000 Common restricted shares held in escrow 8,000,000 Common restricted shares	21%
Shatter Tech Venture Holdings Inc. 3rd Floor, Universal Re Building, 106 Paseo de Roxas Street, Legaspi Village, 1226 Makati City, Metro Manila, Philippines;	81,250,000 Common restricted shares held in escrow 8,000,000 Common restricted shares	21%

CHANGES IN CONTROL

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nil

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Nil

ITEM 14. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

(3)	ARTICLES OF INCORPORATION AND BYLAWS

3.1	Articles of Incorporation (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

3.2	Bylaws (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

3.3	Certificate of Forward Stock Split filed with Nevada Secretary of State on November 6, 2003. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on February 2, 2004. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

3.5	Certificate of Amendment (Name Change) filed with the Nevada Secretary of State on November 4, 2010.

3.6	Certificate of Amendment to increase the number of authorized shares from 250,000,000 to 450,000,000) filed with the Nevada Secretary of State on June 2, 2011.

3.7	Certificate of Amendment to increase the number of authorized shares from 450,000,000 to 500,000,000 filed with the Nevada Secretary of State on December 4, 2018.

3.8	Certificate of Amendment to increase the number of authorized shares from 500,000,000 to 1,000,000,000 filed with the Nevada Secretary of State on October 8, 2020.

(10)	MATERIAL CONTRACTS

10.1	Convertible Loan Agreement between Altus Explorations Inc. and CodeAmerica Investments, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).

10.2	Convertible Loan Agreement between Altus Explorations Inc. and Paragon Capital, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).

10.3	Convertible Loan Agreement between Altus Explorations Inc. and DLS Energy Associates, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).

10.4	2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)

10.5	Agreement between Earth Life Science Inc. and Bo Song pursuant to the acquisition of the White Channel mineral property dated May 16, 2015.

10.6	Software Development, Acquisition and License Agreement between Earth Life Sciences Inc., Cameron Morris, Oleksiy Mykhaylov, Oleksiy Ptashniy Barry Scharf, and Shatter Tech Venture Holdings Inc. dated January 6, 2020.

(14)	CODE OF ETHICS

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2021.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-K for the year ended December 31, 2020 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
By: /s/Angelo Marino	President	May 3, 2021

Earth Life Sciences Inc.
Balance Sheets
As at December 31
(unaudited)

	2020	2019
ASSETS
Current Assets
Cash	$-	$-
Acquisition of software technology	176,000	-
Total assets	$176,000	$-
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$51,037	$33,389
Accounts payable - related parties	665	23,572
Notes payable	28,603	248,103
Convertible debt	297,603	32,720
	377,908	337,784
SHAREHOLDERS’ EQUITY
Common shares, authorized 1,000,000,000 shares at par value $0.001, issued, and outstanding as of December 31, 2020 – 464,817,339 and December 31, 2019 - 332,817,339 shares.	464,817	332,817
Additional paid in capital	16,321,969	14,490,469
Accumulated comprehensive income	131,859	131,859
Deficit	(17,120,553)	(15,292,929)
	(201,908)	(337,784)
Total liabilities and shareholders’ equity	$176,000	$-

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statement of Operations
For the year ended December 31
(unaudited)

	2020 (unaudited)	2019 (unaudited)
Expenses
Consulting and subcontractors	$7500	$14,246
Depreciation	-	490
Management fees	-	20,000
Office and general	32,624	10,387
Stock-based compensation	1,787,500	-
Net loss	(1827,624)	(53,778)
Total comprehensive income (loss)	$(1,827,624)	$(53,778)
Loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	438,474,798	332,987,669

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Cash Flows
For the years ended December 31

	2020	2019
	(unaudited)	(audited)
Cash Flows from Operating Activities
Loss for the period	$(1,827,624)	$(53,778)
Items not affecting cash:
Depreciation	-	490
Stock-based compensation	1,787,500	-
	(40,124)	(53,288)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	17,648	5,335
Accounts payable – related parties	(22,907)	13,627
Net cash provided by (used in) operating activities	(45,383)	(34,326)
Cash Flows from Financing Activities
Advances from a shareholder	45,383	34,326
Net cash provided by financing activities	45,383	34,326
Cash Flows from Investing Activities
Net cash used in investing activities	-	-
Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-
Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued in trust	$1,787,500	$-
Shares issued for technology services	$176,000	$-

The accompanying notes are an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2019	332,817,339	$332,817	$14,490,469	$(15,239,151)	$131,859	$(284,006)

Loss for the period	-	-	-	(53,778)	-	(53,778)
Balance, December 31, 2019	332,817,339	$332,817	$14,490,469	$(15,292,929)	$131,859	$(337,784)
					-	-
Balance, January 1, 2020	332,817,339	332,817	14,490,469	(15,292,929)	131,859	(337,784)

Share cancellation	(225,000,000)	(225,000)	225,000	-	-	-
Issued for software technology	32,000,000	32,000	144,000	-	-	176,000

Shares issued in trust	325,000,000	325,000	1,462,500	-	-	1,787,500

Loss for the period	-	-	-	(1,827,624)	-	(1,827,624)
Balance, December 31, 2020	464,817,339	$464,817	$16,321,969	$(17,120,553)	$131,859	$(201,908)

The accompanying notes are an integral part of these financial statements

EARTH LIFE SCIENCES INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Earth Life Sciences Inc. (the “Company”) was incorporated in the state of Nevada on November 2, 2001. Originally the corporate name was Altus Explorations, Inc. On June 2, 2014, the Company changed its name to Earth Life Sciences Inc.

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

On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to Mr. Song Bo, to earn the mineral rights for the White Channel mineral claims located in British Columbia. The Company embarked on mineral exploration program. During the year ended December 31, 2017 the Company terminated the exploration and development of the White Channel property based on unfavorable economics of the mineral resources. The Company returned 225,000,000 shares held in trust to the Company treasury in 2020.

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2020 and 2019, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2020 or December 31, 2019.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2020 and 2019.

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

Share-based expense for the years ended December 31, 2020 and 2019 totaled $1,787,500 and $nil, respectively.

NOTE 3 – SOFTWARE TECHNOLOGY

The Company entered into an agreement with the Software Group in January of 2020. The Company issued 32,000,000 restricted common shares to the four members of the Software Group as general consideration. The Company also issued 325 million common shares to an escrow agent. Pursuant to the terms of the agreement the escrow agent will transfer 125 million shares to the Software Group upon the Company receiving a working version of the software and necessary support documentation, after testing, acceptance, and license transfer of the software. Further transfer of 100 million shares held by the escrow agent will be based on gross sales of $1 million being reached in a consecutive twelve-month period within 3 years, and a further 100 million shares after gross sales of $5 million being reached in a consecutive twelve-month period within 5 years. All shares issued were restricted.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As of December 31, 2020, the Company had convertible notes payable totaling $297,603 (December 31, 2019 - $32,720). Convertible notes were issued on July 1, 2020 pursuant to the conversion of Notes Payable of $264,883 as of June 30, 2020 (Amounts payable December 31, 2019 of $248,103). Previously convertible notes payable consisted of the conversion of a Notes Payable in 2011 and had no interest rate and no fixed terms of repayment. The recent convertible notes payable have an interest rate of 8% commencing on January 1, 2021. All of the notes are convertible into common shares at $0.001 per share. Currently, the notes could be converted to 297,605,000 shares.

NOTE 5 – COMMON STOCK

As of December 31, 2020, the Company had 1,000,000,000 shares of $0.001 par value common shares authorized. On October 8, 2020, the authorized share capital was increased from 500,000,000 shares to 1,000,000,000 common shares.

NOTE 6 – INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 27%. The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2020 and 2019. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 7 – NOTES PAYABLE

As of December 31, 2020 the Company had notes payable of $28,603 (December 31, 2019 – other amounts payable $248,103). The notes are repayable to arms-length lenders for advances received by the Company starting in 2015. On June 30, 2020, the Company agreed to pay interest at the rate of 8% per annum starting on January 1, 2021. The notes payable are payable on demand. On July 1, 2020 Notes Payable of $264,883 were changed to convertible .notes payable. See Note 4.