Form 10-Q
period 2021-03-31
EARTH LIFE SCIENCES INC
filed 2021-05-17
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2021 the Company had issued and outstanding common share capital of 515,468,779.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year.

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited

	Note	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Prepaid expenses		$4,000	$-

Acquisition of software technology		176,000	176,000
Property and equipment - net		-	-

Total assets		$180,000	$176,000

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$55,886	$51,037
Amounts owing to related parties		-	665
Notes payable		41,473	28,603
Convertible debt		246,952	297,603
		344,311	377,908

SHAREHOLDERS’ EQUITY

Common shares, authorized 1,000,000,000 shares at par value $0.001, issued and outstanding as of March 31, 2021 – 515,468,779 and December 31, 2020 – 464,817,339 shares.		515,468	464,817
Additional paid in capital		17,841,513	16,321,969
Accumulated comprehensive income		131,859	131,859
Deficit		(18,653,151)	(17,120,553)

		(164,311)	(201,908)

Total liabilities and shareholders’ equity		$180,000	$176,000

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations
(unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Expenses
Consulting and subcontractors	$5,000	$-
Interest	4,996	-
Office and general	3,058	21,862
Stock-based compensation	1,519,544	1,787,500
	1,532,598	1,809,362

Net loss for the period	(1,532,598)	(1,809,362)

Total comprehensive income (loss)	$(1,532,598)	$(1,809,362)

Loss per share, basic and diluted	$-	$-

Weighted average number of shares outstanding	473,354,099	411,839,562

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash Flows from Operating Activities

Loss for the period	$(1,532,598)	$(1,809,362)
Items not affecting cash:
Accrued interest	4,996	-
Stock-based compensation	1,519,544	1,787,500
	(8,058)	(21,862)
Changes in non-cash working capital:
Prepaid expenses	4,000	-
Accounts payable and accrued liabilities	(812)	12,167

Net cash provided by (used in) operating activities	(12,870)	(9,695)

Cash Flows from Financing Activities
Advances received from a shareholder	12,870	9,695

Net cash provided by financing activities	12,870	9,695

Cash Flows from Investing Activities

Net cash used in investing activities	-	-

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued in trust	$1,787,500	$-
Shares issued for software technology	$176,000	$-
Shares returned to treasury and cancelled	$-	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2020	332,817,339	$332,817	$14,490,469	$(15,292,929)	$131,859	$(337,784)
Share cancellations	(225,000,000)	(225,000)	225,000	-	-	-
Issued for technology acquisition	32,000,000	32,000	144,000	-	-	176,000
Shares issued in trust	325,000,000	325,000	1,462,500	-	-	1,787,500
Loss for the period	-	-	-	(1,809,362)	-	(1,809,362)
Balance, March 31, 2020	464,817,339	$464,817	$16,321,969	$(17,102,291)	$131,859	(183,646)

Balance, January 1, 2021	464,817,339	464,817	16,321,969	(17,120,553)	131,859	(201,908)

Shares issued for debt	50,651,440	50,651	1,519,544	-	-	-

Loss for the period	-	-	-	(1,532,598)	-	(1,532,598)
Balance, March 31, 2021	515,468,779	$515,468	$17,841,513	$(18,653,151)	$131,859	$(164,311)

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2021

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the periods ended March 31, 2021 and 2020, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2021 or March 31, 2020.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2021 and 2020.

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

Share-based expense for the periods ended March 31, 2021 and 2020 totaled $1,519,544 and $1,787,500 and $nil, respectively.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As of March 31, 2021, the Company had convertible notes payable totaling $246,952 (December 31, 2020 - $297,603). Convertible notes were issued on July 1, 2020 pursuant to the conversion of Notes Payable of $264,883 as of June 30, 2020 (Amounts payable December 31, 2019 of $248,103). Previously convertible notes payable consisted of the conversion of a Notes Payable in 2011 and had no interest rate and no fixed terms of repayment. The recent convertible notes payable have an interest rate of 8% commencing on January 1, 2021. All of the notes are convertible into common shares at $0.001 per share. Currently, the notes could be converted to 246,952,000 shares.

NOTE 5 – COMMON STOCK

As of March 31, 2021, the Company had 1,000,000,000 shares of $0.001 par value common shares authorized. On October 8, 2020, the authorized share capital was increased from 500,000,000 shares to 1,000,000,000 common shares.

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

NOTE 7 – NOTES PAYABLE

As of March 31, 2021 the Company had notes payable of $41,473 (December 31, 2020 - $28,603). The notes are repayable to arms-length lenders for advances received by the Company starting in 2015. On June 30, 2020, the Company agreed to pay interest at the rate of 8% per annum starting on January 1, 2021. The notes payable are payable on demand. On July 1, 2020 Notes Payable of $264,883 were changed to convertible .notes payable. See Note 4.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three months ended March 31, 2021 and 2020

Our net loss for the three months ended March 31, 2021 was $1,532,598 as compared to a loss of $1,809,362 the three months ended March 31, 2020.

Office and general expenses consisted of filing and transfer agent fees of $1,458, rent of $600 and legal expense of $1,000 for the three months ended March 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2021.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended March 31, 2020 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature		Title	Date
By:	/s/Angelo Marino	President	May 15, 2021