Form 10-Q
period 2021-06-30
EARTH LIFE SCIENCES INC
filed 2021-08-16
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 15, 2021 the Company had issued and outstanding common share capital of 515,468,779.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year.

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited)

	Note	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Prepaid expenses		$4,000	$-

Acquisition of software technology		176,000	176,000
Property and equipment - net		-	-

Total assets		$180,000	$176,000

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$50,300	$51,037
Amounts owing to related parties		-	665
Notes payable		48,608	28,603
Convertible debt		256,396	297,603
		355,304	377,908

SHAREHOLDERS’ EQUITY

Common shares, authorized 1,000,000,000 shares at par value $0.001, issued and outstanding as of June 30, 2021 – 515,468,779 and December 31, 2020 – 464,817,339 shares.		515,468	464,817
Additional paid in capital		17,841,513	16,321,969
Accumulated comprehensive income		131,859	131,859
Deficit		(18,664,144)	(17,120,553)

		(175,304)	(201,908)

Total liabilities and shareholders’ equity		$180,000	$176,000

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc. Statement of Operations Unaudited

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Expenses
Consulting and subcontractors	$2,260	$-	$7,260	$-
Interest	5,583	-	10,579
Office and general	3,150	3,362	6,208	25,224
Stock-based compensation	-	-	1,519,544	1,787,500
	10,993	3,362	1,543,591	1,812,724
Net loss for the period	(10,993)	(3,362)	(1,543,591)	(1,812,724)
Total comprehensive income (loss)	$(10,993)	$(3,362)	$(1,543,591)	$(1,812,724)
Loss per share, basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding	494,645,409	438,474,798	494,645,409	438,474,798

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash Flows from Operating Activities

Loss for the period	$(1,543,591)	$(1,812,724)
Items not affecting cash:
Accrued interest	10,579	-
Stock-based compensation	1,519,544	1,787,500
	(13,468)	(25,224)
Changes in non-cash working capital:
Prepaid expenses	4,000	-
Accounts payable and accrued liabilities	(1,402)	8,444

Net cash provided by (used in) operating activities	(18,870)	(16,780)

Cash Flows from Financing Activities
Advances received from a shareholder	18,870	16,780

Net cash provided by financing activities	18,870	16,780

Cash Flows from Investing Activities

Net cash used in investing activities	-	-

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued in trust	$-	$1,787,500
Shares issued for software technology	$-	$176,000
Shares returned to treasury and cancelled	$-	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2020	332,817,339	$332,817	$14,490,469	$(15,292,929)	$131,859	$(337,784)
Share cancellations	(225,000,000)	(225,000)	225,000	-	-	-
Issued for technology acquisition	32,000,000	32,000	144,000	-	-	176,000
Shares issued in trust	325,000,000	325,000	1,462,500	-	-	1,787,500
Loss for the period	-	-	-	(1,812,724)	-	(1,812,724)
Balance, June 30, 2020	464,817,339	$464,817	$16,321,969	$(17,105,653)	$131,859	(187,008)

Balance, January 1, 2021	464,817,339	464,817	16,321,969	(17,120,553)	131,859	(201,908)

Shares issued for debt	50,651,440	50,651	1,519,544	-	-	-

Loss for the period	-	-	-	(1,543,591)	-	(1,543,591)
Balance, June 30, 2021	515,468,779	$515,468	$17,841,513	$(18,664,144)	$131,859	$(175,304)

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2021

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the periods ended June 30, 2021 and 2020, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2021 or June 30, 2020.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2021 and 2020.

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

Share-based expense for the periods ended June 30 2021 and 2020 totaled $1,519,544 and $1,787,500 and $nil, respectively.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As of June 30, 2021, the Company had convertible notes payable totaling $256,396 (December 31, 2020 - $297,603). Convertible notes were issued on July 1, 2020 pursuant to the conversion of Notes Payable of $264,883 as of June 30, 2020 (Amounts payable December 31, 2019 of $248,103). Previously convertible notes payable consisted of the conversion of a Notes Payable in 2011 and had no interest rate and no fixed terms of repayment. The recent convertible notes payable have an interest rate of 8% commencing on January 1, 2021. All of the notes are convertible into common shares at $0.001 per share. Currently, the notes could be converted to 246,952,000 shares.

NOTE 5 – COMMON STOCK

As of June 30, 2021, the Company had 1,000,000,000 shares of $0.001 par value common shares authorized. On October 8, 2020, the authorized share capital was increased from 500,000,000 shares to 1,000,000,000 common shares.

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

NOTE 7 – NOTES PAYABLE

As of June 30, 2021 the Company had notes payable of $48,608 (December 31, 2020 - $28,603). The notes are repayable to arms-length lenders for advances received by the Company starting in 2015. On June 30, 2020, the Company agreed to pay interest at the rate of 8% per annum starting on January 1, 2021. The notes payable are payable on demand. On July 1, 2020 Notes Payable of $264,883 were changed to convertible notes payable. See Note 4.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Six months ended June 30, 2021 and 2020

Our net loss for the six months ended June 30, 2021 was $1,543,591 as compared to a loss of $1,812,724 the six months ended June 30, 2020..

Office and general expenses consisted of filing and transfer agent fees of $2,808, rent of $2,400 and legal expense of $1,000 for the six months ended June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

PART II – OTHER INFORMATION

ITEM 14. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

(3)	ARTICLES OF INCORPORATION AND BYLAWS

3.1	Articles of Incorporation (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

3.2	Bylaws (incorporated by reference to our SB2 Registration Statement filed January 29, 2002).

3.3	Certificate of Forward Stock Split filed with Nevada Secretary of State on November 6, 2003. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on February 2, 2004. (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

3.5	Certificate of Amendment (Name Change) filed with the Nevada Secretary of State on November 4, 2010.

3.6	Certificate of Amendment to increase the number of authorized shares from 250,000,000 to 450,000,000) filed with the Nevada Secretary of State on June 2, 2011.

3.7	Certificate of Amendment to increase the number of authorized shares from 450,000,000 to 500,000,000 filed with the Nevada Secretary of State on December 4, 2018.

3.8	Certificate of Amendment to increase the number of authorized shares from 500,000,000 to 1,000,000,000 filed with the Nevada Secretary of State on October 8, 2020.

(10)	MATERIAL CONTRACTS

10.1	Convertible Loan Agreement between Altus Explorations Inc. and CodeAmerica Investments, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).

10.2	Convertible Loan Agreement between Altus Explorations Inc. and Paragon Capital, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).

10.3	Convertible Loan Agreement between Altus Explorations Inc. and DLS Energy Associates, LLC dated March 8, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on March 13, 2007).

10.4	2004 Stock Option Plan (incorporated by reference from our Registration Statement of Form S-8, filed on February 27, 2004)

10.5	Agreement between Earth Life Science Inc. and Bo Song pursuant to the acquisition of the White Channel mineral property dated May 16, 2015.

10.6	Software Development, Acquisition and License Agreement between Earth Life Sciences Inc., Cameron Morris, Oleksiy Mykhaylov, Oleksiy Ptashniy Barry Scharf, and Shatter Tech Venture Holdings Inc. dated January 6, 2020.

(14)	CODE OF ETHICS

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2021.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended June 30, 2020 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature		Title	Date

By:	/s/Angelo Marino	President	August 12, 2021