Form 10-Q
period 2021-09-30
EARTH LIFE SCIENCES INC
filed 2021-11-16
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year.

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited)

	Note	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Prepaid expenses		$1,000	$-

Acquisition of software technology		176,000	176,000
Property and equipment - net		-	-

Total assets		$177,000	$176,000

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$67,054	$51,037
Amounts owing to related parties		-	665
Notes payable		46,903	28,603
Convertible debt		260,753	297,603
		374,710	377,908

SHAREHOLDERS’ EQUITY

Common shares, authorized 1,000,000,000 shares at par value $0.001, issued and outstanding as of September 30, 2021 – 515,468,779 and December 31, 2020 – 464,817,339 shares.		515,468	464,817
Additional paid in capital		17,841,513	16,321,969
Accumulated comprehensive income		131,859	131,859
Deficit		(18,686,550)	(17,120,553)

		(197,710)	(201,908)

Total liabilities and shareholders’ equity		$177,000	$176,000

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations Unaudited

	Three months ended September 30, 2021		Three months ended September 30, 2020		Nine months ended September 30, 2021		Nine months ended September 30, 2020
Expenses
Consulting and subcontractors		$7,500		$4,500		$14,760		$4,500
Interest		5,654		-		16,233
Office and general		9,252		5,180		15,460		30,404
Stock-based compensation		-		-		1,519,544		1,787,500
	22,406		9,680		1,565,997		1,822,404

Net loss for the period		(22,406)		(9,680)		(1,565,997)		(1,822,404)

Total comprehensive income (loss)		$(22,406)		$(9,680)		$(1,565,997)		$(1,822,404)

Loss per share, basic and diluted		$-		$-		$-		$-

Weighted average number of shares outstanding		501,688,608		438,474,798		501,688,608		438,474,798

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash Flows from Operating Activities

Loss for the period	$(1,565,997)	$(1,822,404)
Items not affecting cash:
Accrued interest	16,233	-
Stock-based compensation	1,519,544	1,787,500
	(30,220)	(34,904)
Changes in non-cash working capital:
Prepaid expenses	(1,000)	-
Related parties	(665)	(7,407)
Accounts payable and accrued liabilities	16,017	14,599

Net cash provided by (used in) operating activities	(15,868)	(24,712)

Cash Flows from Financing Activities
Advances received from a shareholder	15,868	24,712

Net cash provided by financing activities	15,868	24,712

Cash Flows from Investing Activities

Net cash used in investing activities	-	-

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued in trust	$-	$1,787,500
Shares issued for software technology	$-	$176,000
Shares returned to treasury and cancelled	$-	$-

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2020	332,817,339	$332,817	$14,490,469	$(15,292,929)	$131,859	$(337,784)
Share cancellations	(225,000,000)	(225,000)	225,000	-	-	-
Issued for technology acquisition	32,000,000	32,000	144,000	-	-	176,000
Shares issued in trust	325,000,000	325,000	1,462,500	-	-	1,787,500
Loss for the period	-	-	-	(1,822,404)	-	(1,822,404)
Balance, September 30, 2020	464,817,339	$464,817	$16,321,969	$(17,115,333)	$131,859	(196,688)

Balance, January 1, 2021	464,817,339	464,817	16,321,969	(17,120,553)	131,859	(201,908)

Shares issued for debt	50,651,440	50,651	1,519,544	-	-	1,519,544

Loss for the period	-	-	-	(1,565,997)	-	(1,565,997)
Balance, September 30, 2021	515,468,779	$515,468	$17,841,513	$(18,686,550)	$131,859	$(197,710)

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2021

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the periods ended September 30, 2021 and 2020, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2021 or December 31, 2020.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2021 and 2020.

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

Share-based expense for the periods ended September 30 2021 and 2020 totaled $1,519,544 and $1,787,500 and $nil, respectively.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As of “September 30, 2021, the Company had convertible notes payable totaling $260,753 (December 31, 2020 - $297,603). Convertible notes were issued on July 1, 2020 pursuant to the conversion of Notes Payable of $264,883 as of June 30, 2020 (Amounts payable December 31, 2019 of $248,103). Previously convertible notes payable consisted of the conversion of a Notes Payable in 2011 and had no interest rate and no fixed terms of repayment. The recent convertible notes payable have an interest rate of 8% commencing on January 1, 2021. All of the notes are convertible into common shares at $0.001 per share. Currently, the notes could be converted to 260,753,000 shares.

NOTE 5 – COMMON STOCK

As of September 30, 2021, the Company had 1,000,000,000 shares of $0.001 par value common shares authorized. On October 8, 2020, the authorized share capital was increased from 500,000,000 shares to 1,000,000,000 common shares.

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

NOTE 7 – NOTES PAYABLE

As of September 30, 2021 the Company had notes payable of $46,903 (December 31, 2020 - $28,603). The notes are repayable to arms-length lenders for advances received by the Company starting in 2015. On June 30, 2020, the Company agreed to pay interest at the rate of 8% per annum starting on January 1, 2021. The notes payable are payable on demand. On July 1, 2020 Notes Payable of $264,883 were changed to convertible .notes payable. See Note 4.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Nine months ended September 30, 2021 and 2020

Our net loss for the nine months ended September 30, 2021 was $1,565,997 as compared to a loss of $1,822,404 the nine months ended September 30, 2020..

Office and general expenses consisted of filing and transfer agent fees of $9,030, rent of $2,400, bank charges of $30 and legal expense of $4,000 for the nine months ended September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2021.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended September 30, 2021 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature		Title	Date

By:	/s/Angelo Marino	President	November 15, 2021