Form 10-K
period 2021-12-31
EARTH LIFE SCIENCES INC
filed 2022-04-15
CIK 1165639

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2021, the registrant’s outstanding common stock consisted of 960,817,339 shares. Of these shares 67,300,398 are held by non-affiliates and have a market value of $nil.

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

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY HISTORY

We were incorporated in the State of Nevada on November 2, 2001, under the name Altus Explorations Inc. (Altus). The company was engaged in the acquisition and exploration of oil and natural gas properties for the years 2001 to 2009. The company was not able to secure sufficient financing to act on oil and gas investment opportunities as they were identified.

On October 1, 2010, the Company entered into a Share Exchange Agreement with UWD Unitas World Development Inc. (“UWD”), a privately held Canadian incorporated company. Pursuant to the agreement, the Company issued 80,000,000 shares of common stock for the acquisition 100% of the issued shares of Canadian Tactical Training Academy Inc (“CTTA”). On November 4, 2010, Canadian Tactical Training Academy Inc. (CTTA) was a wholly owned subsidiary of the parent Company (the parent Company subsequently changed its name to Earth Life Sciences Inc. on June 2, 2014) and increased the authorized share capital from 40,000,000 to 250,000,000 shares of common stock and then further from 250,000,000 to 450,000,000.

The Company operations consisted of the training of law enforcement, security, investigation and protection for officers and individuals. The following table outlines sales and net losses for the years starting in 2010 to 2015.

	2010	2011	2012	2013	2014	2015
Sales	$ 10,178	$ 15,613	$ 50,309	$ 80,372	$ 66,504	$ 59,053
Net loss	56,345	208,419	166,130	73,601	5,580	197

As at December 31, 2015, the Company disinvested and discontinued the operations of subsidiary company, CTTA, based on poor earnings and potential future losses. Operations for the year ended December 31, 2015 were shown as discontinued operations in the financial statements.

On June 19, 2015, the Company entered into an option agreement with Song Bo, a private mineral holder, to earn a 100% beneficial interest in certain mineral concessions known as the White Channel mineral claims (the “Property”).  Pursuant to the terms of the Agreement the Company issued 225,000,000 restricted shares and agreed to pay the sum of $180,000 payable in instalments of $30,000 on the 15th of every month commencing July 15, 2015 through December 15, 2015.  In addition, the Company was to pay a further $50,000 on each anniversary of the Agreement for a period of four years commencing June 19, 2016, through June 19, 2019.  The fair value of the issuance of the restricted shares was calculated to be $6,750,000. The Company examined the property in 2015 to 2017. In conjunction with the testing of the silica, it is important to note that a paved highway crossed a portion of the property connecting to a railway hub less than 40 forty miles away. The Company spent considerable time on trying to develop a partnership or joint venture relationship to mine, clean, bag and ship a silica product to the railway hub. The economics of any mining operation in the end had to show a good and positive return. The 225 million shares were retrieved and returned to treasury in February 2020.

On December 4, 2018, the authorized share capital was increased to 500,000,000 common shares. On October 8, 2020, the authorized share capital was increased to 1,000,000,000 common shares.

The Company in 2018 and 2019 considered entry into the marijuana business, contracted out a professionally written business plan, but in the final analysis decided this business was too risky and disengaged without making any formal arrangements.

INVESTMENT IN PUBLIC TRANSPORTATION SOFTWARE

In June of 2019, the Company started negotiations with a group of software developers with partners in USA, Canada, Asia, and Europe (“Software Group”). The Software Group has developed, sold, and is currently providing support services for products they have developed. Over the next six months the parties discussed a software product to provide “mileage based” loyalty systems for public transportation. On January 6, 2020, the parties signed a definitive agreement.

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

The Software Group own and were willing to lease their proprietary AI (“Artificial Intelligence”) software to the Company on an as-needed basis. Their AI software had passed rigorous model testing with several patents having been applied for. AI is simply software that can test certain algorithms and large amounts of data to hopefully give data patterns some significance, heuristics and/or importance.

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

Effect of Covid-19 on operations of the Company.

The Company had developed a plan of action to become engaged in the public transportation industry, but the impact of Covid-19 completely decimated public transportation. Ridership numbers fell dramatically; the industry withdrew. While we still have an association with the Software Group, our attention is focused elsewhere.

INVESTMENT IN ONLINE ORDERING AND OFFLINE SERVICES

The Company entered into and completed an agreement on September 24, 2021 with Viva Health HK Ltd. (“Viva”) to provide services through the mode of online ordering and offline service (“O2O”), the services being a service brand platform, aimed at the health care industry, and providing a full range of services in the United States, and particularly for aging Asian families.

Under the terms of the agreement, the Company issued 425 million common shares (Shares”) to an escrow agent and upon receiving a satisfactory minimum viable product version and a Beta version completed and demonstrated with necessary support documentation, the Escrow Agent will transfer the Shares to Viva. A further issuance of 750 million shares will be issued upon the O2O website going fully live and operational. All shares being issued are restricted.

Development Plan

(1)	Selection and appointment of Executive Team

(2)	Selection and appointment of Professional Team

(3)	Selection and appointment of Liaison Team

(4)	Selection of features for businesses and individual users in the U.S.

(5)	Assessment of existing systems availability, and associated costs or royalties

(6)	Additional software and system developments;

(7)	Assignment of personnel to carry out Project;

(8)	Potential and readiness of System;

(9)	Training requirements;

(10)	Progress measurement; and

(11)	Pre-sales efforts.

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

Our principal executive office is located at 444 Durham O, Deerfield Beach, FL 33442.

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

On March 17, 2021, the Company issued 50,651,440 restricted shares on the exercise of convertible debt.

On November 3, 2021m the Company issued 425,000,000 restricted shares to an escrow agent pursuant to an agreement with Viva Health HK Limited.

On December 30, 2021 the Company issued 20,000,000 restricted shares on the exercise of convertible debt.

As of December 31, 2021 the Company had issued shares of 960,468,339.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2021 AND 2020

Our net loss for the year ended December 31, 2021 totaled $1,584,495 compared to our net loss of $1,822,404 for the year ended December 31, 2020. The main expense in 2021 was stock based compensation for $1,519,544 (2020 -1,787,500).

Office and general consisted mainly of filing and transfer agent fees of $10,433 (2020 - $21,177), legal $5,000, misc. $3,788 and rent of $4,200 (2020 - $2,400).

Consulting fees were incurred in relation to transportation software and medical O2O project.

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

FUTURE OPERATIONS CASH REQUIREMENTS

During the twelve-month period ending December 31, 2022, we project cash requirements of approximately $1,150,000 as we continue to restructure our activities.

Our estimated funding needs for the next twelve months are summarized below:

Estimated Funding Required During the Twelve-Month Period Ending December 31, 2022

Budget is $1,150,000 payable over a period of one year as necessary

Software development	$500,000
Online platform development	$300,000
office, management, salaries	$175,000
Office improvements and rent	$75,000
Website, Social media maintenance	$100,000
Total	$1,150,000

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the next twelve months ending December 31, 2022.

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

ITEM 8. FINANCIAL STATEMENTS

The financial statements are attached to this report following the signature page. Management prepared financial statements have been prepared for the year ended December 31, 2021 and 2020. The Company has engaged the auditors to audit management prepared financial statements and will file as soon as possible.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of December 31, 2021, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.	There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
					Securities	Restricted
					Underlying	Stock
Name and				Other Annual	Options/SARs	Award(s)		All Other
Principal Position	Year	Salary	Bonus	Compensation(1)	Granted	Share Units	LTIP	Compensation
Angelo Marino	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President and Secretary	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP

The following table sets forth, as of December 31, 2021, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Cameron Morris 830 Stewart Drive 248 Sunnyvale CA 94085	81,250,000 Common restricted shares held in escrow 8,000,000 Common restricted shares	9%

Oleksiy Mykhaylov 422 Richards St, Suite 170 Vancouver, BC, V6B 2Z4	81,250,000 Common restricted shares held in escrow 8,000,000 Common restricted shares	9%

Oleksiy Ptashnty Bogucianka str. 11, Krakow, 30398, Poland;	81,250,000 Common restricted shares held in escrow 8,000,000 Common restricted shares	9%

Shatter Tech Venture Holdings Inc. 3rd Floor, Universal Re Building, 106 Paseo de Roxas Street, Legaspi Village, 1226 Makati City, Metro Manila, Philippines;	81,250,000 Common restricted shares held in escrow 8,000,000 Common restricted shares	9%

Marc Applbaum MIDWAY LAW FIRM APC 4275 Executive Square, Suite 200, La Jolla, CA 92037	425,000,000 common restricted shares held in escrow pursuant to Viva agreement	44%

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

10.7   Development and Acquisition Agreement between Earth Life Sciences Inc. and VIVA Heath HK Limited dated September 1, 2021.

(14)   CODE OF ETHICS

14.1   Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31)   Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

(32)   Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

*101.INS Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH Inline XBRL Taxonomy Extension Schema Document

*101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

_________

* To be filed by amendment in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2022.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-K for the year ended December 31, 2020 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date
By:	/s/Angelo Marino	President	April 14, 2022

Earth Life Sciences Inc.

Balance Sheets
As at December 31
(unaudited)

	Note	2021	2020

ASSETS
Current Assets
Prepaid expenses		$600	$-
		600	-
Acquisition of software technology	3	4,426,000	176,000
		-	-
Total assets		$4,426,600	$176,000

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$78,655	$51,037
Amounts owing to related parties	4	-	665
Notes payable	7	49,018	28,603
Convertible debt		245,135	297,603
		372,808	377,908

SHAREHOLDERS’ EQUITY
Common shares, authorized 1,000,000,000 shares at par value $0.001, issued and outstanding as of December 31, 2021 – 960,468,779 and December 31, 2020- 464,817,339 shares.		960,468	464,817
Additional paid in capital		21,666,513	16,321,969
Accumulated comprehensive income		131,859	131,859
Deficit		(18,705,048)	(17,120,553)
		4,053,792	(201,908)
Total liabilities and shareholders’ equity		$4,426,600	$176,000

“Angelo Marino”
Director

The accompanying notes form an integral part of these financial statements

Earth Life Sciences Inc.

Statement of Operations

(unaudited)

	Year ended December 31, 2021	Year ended December 31, 2020
Expenses
Consulting and subcontractors	$20,000	$4,500
Interest	21,530	-
Office and general	23,421	30,404
Stock-based compensation	1,519,544	1,787,500
	1,584,495	1,822,404
Net loss for the period	(1,584,495)	(1,822,404)
Total comprehensive income (loss)	$(1,584,495)	$(1,822,404)
Loss per share, basic and diluted	$-	$-

Weighted average number of shares outstanding	494,645,409	438,474,798

The accompanying notes form an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Year ended December 31, 2021	Year ended December 31, 2020

Cash Flows from Operating Activities
Loss for the period	$(1,584,495)	$(1,822,404)
Items not affecting cash:
Accrued interest	22,730	-
Stock-based compensation	1,519,544	1,787,500
	(42,221)	(34,904)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	27,618	17,599
Related parties	(665)	(7,407)
Prepaids	(600)	-
Net cash provided by (used in) operating activities	(15,868)	(24,712)

Cash Flows from Financing Activities
Advances received from a shareholder	15,868	24,712
Net cash provided by financing activities	15,868	24,712

Cash Flows from Investing Activities
Net cash used in investing activities	-	-
Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued in trust	$4,250,000	$1,787,500
Shares issued for software technology	$-	$176,000
Shares issued on convertible debt	$1,590,195	$-

The accompanying notes form an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2020	332,817,339	332,817	14,490,469	(15,292,929)	131,859	(337,784)
Share concellations	(225,000,000)	(225,000)	225,000	-	-	-
Issued for technology acquisition	32,000,000	32,000	144,000	-	-	176,000
Shares issued in trust	325,000,000	325,000	1,462,500	-	-	1,787,500
Loss for the period	-	-	-	(1,822,404)	-	(1,822,404)
Balance, December 31, 2020	464,817,339	$464,817	$16,321,969	$(17,115,333)	$131,859	$(196,688)

Balance, January 1, 2021	464,817,339	464,817	16,321,969	(17,120,553)	131,859	(201,908)
Shares issued in trust	425,000,000	425,000	3,825,000	-	-	4,250,000
Shares issued for debt	70,651,440	70,651	1,519,544	-	-	1,590,195
Loss for the period	-	-	-	(1,584,495)	-	(1,584,495)
Balance, December 31, 2021	960,468,779	$960,468	$21,666,513	$(18,705,048)	$131,859	$4,053,792

The accompanying notes form an integral part of these financial statements

EARTH LIFE SCIENCES INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2021

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Earth Life Sciences Inc. (the “Company”) was incorporated in the state of Nevada on November 2, 2001. Originally the corporate name was Altus Explorations, Inc. On June 2, 2014, the Company changed its name to Earth Life Sciences Inc.

On October 1, 2010, the Company entered into a Share Exchange Agreement (the “Agreement”) with UWD Unitas World Development Inc. (“UWD”), a privately held Canadian incorporated company. Pursuant to the Agreement, the Company issued 80,000,000 shares of common stock for the acquisition 100% of the issued shares of Canadian Tactical Training Academy Inc (“CTTA”). CTTA was a wholly owned Canadian subsidiary. The operations consisted of the training of law enforcement, security, investigation and protection for officers and individuals. During the year ended December 31, 2015 the Company discontinued the operations of CTTA and returned the shares of CTTA.

On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to Mr. Song Bo, to earn the mineral rights for the White Channel mineral claims located in British Columbia. The Company embarked on mineral exploration program. During the year ended December 31, 2017 the Company terminated active exploration and development of the White Channel property based on unfavorable economics of the mineral resources. The Company returned 225,000,000 shares held in trust to the Company treasury in 2020.

In 2020 the Company entered into the transportation software market, and in 2021 the Company entered into services through the mode of online ordering and offline service (“O2O”). See (Note 3).

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the years ended December 31, 2021 and 2020, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2021 and 2020.

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

Share-based expense for the years ended December 31, 2021, and 2020 totaled $1,519,544 and $1,787,500, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact on our financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – SOFTWARE TECHNOLOGIES

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

In October 2021 the Company entered into an acquisition agreement with VIVA Health HK Limited, a “one-stop smart branded” healthcare service, to be implemented in the United States. VIVA utilizes artificial intelligence and big data, through their platform to provide health care services. The customized platform is proposed to address American needs to provide services through the mode of online ordering and offline service (“O2O”), the services being a one-stop smart life service branded platform, oriented to the health care industry and designed to meet the needs of seniors and particularly of Asian descent.

Under the terms of the agreement, the Company issued 425 million common shares to an escrow agent and upon receiving a satisfactory minimum viable product version and a Beta version completed and demonstrated with necessary support documentation, the Escrow Agent will transfer the shares to Viva. A further issuance of 750 million shares will be issued upon the O2O website going fully live and operational. All shares being issued are restricted.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As of December 31, 2021, the Company had convertible notes payable totaling $245,135 (December 31, 2020 - $297,603). Convertible notes were issued on July 1, 2020 pursuant to the conversion of Notes Payable of $264,883 as of June 30, 2020 (Amounts payable December 31, 2019 of $248,103). Previously convertible notes payable consisted of the conversion of a Notes Payable in 2011 and had no interest rate and no fixed terms of repayment. The recent convertible notes payable have an interest rate of 8% commencing on January 1, 2021. The notes are convertible into common shares at $0.001 per share. Currently, the notes could be converted to 245,135,000 shares.

NOTE 5 – COMMON STOCK

As of December 31, 2021, the Company had 1,000,000,000 shares of $0.001 par value common shares authorized. On October 8, 2020, the authorized share capital was increased from 500,000,000 shares to 1,000,000,000 common shares.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended December 31, 2021 and 2020. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 7 – NOTES PAYABLE

As of December 31, 2021 the Company had notes payable of $49,018 (December 31, 2020 – $28,603). The notes are repayable to arms-length lenders for advances received by the Company starting in 2015. On June 30, 2020, the Company agreed to pay interest at the rate of 8% per annum starting on January 1, 2021. The notes payable are payable on demand. On July 1, 2020, Notes Payable of $264,883 were changed to convertible notes payable. See Note 4.