Form 10-K/A
period 2021-12-31
EARTH LIFE SCIENCES INC
filed 2022-04-26
CIK 1165639

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2021, the registrant’s outstanding common stock consisted of 960,817,339 shares. Of these shares 67,300,398 are held by non-affiliates and have a market value of $430,723.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Earth Life Sciences Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on April 15, 2022 is to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

Other changes have been made to the previous year expenses. Expenses were increased $5,220 in the year ended December 31, 2020 to agree with those previously filed. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K

PART I

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2021 AND 2020

Our net loss for the year ended December 31, 2021 totaled $1,584,495 compared to our net loss of $1,827,624 for the year ended December 31, 2020. The main expense in 2021 was stock based compensation for $1,519,544 (2020 -1,787,500).

Office and general consisted mainly of filing and transfer agent fees of $10,433 (2020 - $19,657), legal $5,000 (2020 - $5,787), misc. $3,788 (2020 - $4,780) and rent of $4,200 (2020 - $2,400).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In March 2020, the Company has notified the previous auditor, BF Borgers, CPA’s of a change in auditors to Michael Gillespie Associates, PLLC, Seattle, WA, PBAOB 6108, to be the Company’s PCAOB auditor.

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

10.7  Development and Acquisition Agreement between Earth Life Sciences Inc. and VIVA Heath HK Limited dated September 1, 2021 (incorporated by reference from our Annual Report on Form 10-K, filed April 15, 2022).

(14)   CODE OF ETHICS

14.1   Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 13, 2004)

(31)   Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

(32)   Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

101.INS Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2022.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-K/A for the year ended December 31, 2021 report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

	Signature	Title	Date
By:	/s/Angelo Marino	President	April 25, 2022

Earth Life Sciences Inc.

Balance Sheets
As at December 31
(unaudited)

	Note	2021	2020

ASSETS
Current Assets
Prepaid expenses		$600	$—
		600	—
Acquisition of software technology	3	4,426,000	176,000
		—	—
Total assets		$4,426,600	$176,000

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$78,655	$51,037
Amounts owing to related parties	4	—	665
Notes payable	7	49,018	28,603
Convertible debt		245,135	297,603
		372,808	377,908

SHAREHOLDERS’ EQUITY
Common shares, authorized 1,000,000,000 shares at par value $0.001, issued and outstanding as of December 31, 2021 – 960,468,779 and December 31, 2020- 464,817,339 shares.		960,468	464,817
Additional paid in capital		21,666,513	16,321,969
Accumulated comprehensive income		131,859	131,859
Deficit		(18,705,048)	(17,120,553)
		4,053,792	(201,908)
Total liabilities and shareholders’ equity		$4,426,600	$176,000

“Angelo Marino”
Director

The accompanying notes form an integral part of these financial statements

Earth Life Sciences Inc.

Statement of Operations

(unaudited)

	Year ended December 31, 2021	Year ended December 31, 2020
Expenses
Consulting and subcontractors	$20,000	$7,500
Interest	21,530	-
Office and general	23,421	32,624
Stock-based compensation	1,519,544	1,787,500
	1,584,495	1,827,624
Net loss for the period	(1,584,495)	(1,827,624)
Total comprehensive income (loss)	$(1,584,495)	$(1,827,624)
Loss per share, basic and diluted	$-	$-

Weighted average number of shares outstanding	494,645,409	438,474,798

The accompanying notes form an integral part of these financial statements

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Year ended December 31, 2021	Year ended December 31, 2020

Cash Flows from Operating Activities
Loss for the period	$(1,584,495)	$(1,827,624)
Items not affecting cash:
Accrued interest	22,730	—
Stock-based compensation	1,519,544	1,787,500
	(42,221)	(40,124)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	27,618	17,648
Related parties	(665)	(22,907)
Prepaids	(600)	—
Net cash provided by (used in) operating activities	(15,868)	(45,383)

Cash Flows from Financing Activities
Advances received from a shareholder	15,868	45,383
Net cash provided by financing activities	15,868	45,383

Cash Flows from Investing Activities
Net cash used in investing activities	—	—
Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Interest paid	$—	$—
Income taxes paid	$—	$—
Shares issued in trust	$4,250,000	$1,787,500
Shares issued for software technology	$—	$176,000
Shares issued on convertible debt	$1,590,195	$—

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