Form 10-Q
period 2022-03-31
EARTH LIFE SCIENCES INC
filed 2022-05-16
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 22

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

Yes ☒ No ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2022, the Company had issued and outstanding common share capital of 999,891,599.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full fiscal year.

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited)

	Note	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Prepaid expenses		$600	$600

Acquisition of software technology		4,426,000	4,426,000

Total assets		$4,426,600	$4,426,600

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$109,358	$78,655
Notes payable		49,919	49,018
Convertible debt		249,325	245,135
		408,602	372,808

SHAREHOLDERS’ EQUITY

Common shares, authorized 1,000,000,000 shares at par value $0.001, issued and outstanding as of March 31, 2022, and December 31, 2021 - 960,468,779.		960,468	960,468
Additional paid in capital		21,666,513	21,666,513
Accumulated comprehensive income		131,859	131,859
Deficit		(18,740,842)	(18,705,048)

		4,017,842	4,053,792

Total liabilities and shareholders’ equity		$4,426,600	$4,426,600

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations Unaudited

	Three months ended March 31, 2022	Three months ended March 31, 2021
Expenses
Consulting and subcontractors	$28,500	$5,000
Interest	5,091	4,996
Office and general	2,203	3,058
Stock-based compensation	—	1,519,544
	35,794	1,532,598
Net loss for the period	(35,794)	(1,532,598)
Total comprehensive income (loss)	$(35,794)	$(1,532,598)
Loss per share, basic and diluted	$—	$—

Weighted average number of shares outstanding	960,468,779	960,468,779

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash Flows from Operating Activities

Loss for the period	$(35,794)	$(1,532,598)
Items not affecting cash:
Accrued interest	4,291	4,996
Stock-based compensation	—	1,519,544
	(30,220)	(8,058)
Changes in non-cash working capital:
Prepaid expenses	—	4,000
Accounts payable and accrued liabilities	30,703	(8,812)

Net cash provided by (used in) operating activities	(800)	(12,870)

Cash Flows from Financing Activities
Advances received from a shareholder	800	12,870

Net cash provided by financing activities	800	12,870

Cash Flows from Investing Activities

Net cash used in investing activities	—	—

Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Interest paid	$—	$—
Income taxes paid	$—	$—
Shares issued in for debt	$—	$1,519,544

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2021	464,817,339	$464,817	$16,321,969	$(17,120,553)	$131,859	$(201,908)
Shares issued for debt	50,651,440	50,651	1,519,544	—	—	1,570,195
Loss for the period	—	—	—	(1,532,598)	—	(1,532,598)
Balance, March 31, 2021	515,468,779	$515,468	$17,841,513	$(18,653,151)	$131,859	(164,311)

Balance, January 1, 2022	960,468,779	960,468	21,666,513	(18,705,048)	131,859	4,053,792

Loss for the period	—	—	—	(35,794)	—	(35,794)
Balance, March 31, 2022	960,468,779	$960,468	$21,666,513	$(18,740,842)	$131,859	$4,017,998

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Earth Life Sciences Inc. (the “Company”) was incorporated in the state of Nevada on November 2, 2001. Originally the corporate name was Altus Explorations, Inc. On June 2, 2014, the Company changed its name to Earth Life Sciences Inc.

On October 1, 2010, the Company entered into an Agreement (the “Agreement”) with UWD Unitas World Development Inc. (“UWD”), a privately held Canadian incorporated company. Pursuant to the Agreement, the Company issued 80,000,000 shares of common stock for the acquisition 100% of the issued shares of Canadian Tactical Training Academy Inc (“CTTA”). The Company operations consisted of the training of law enforcement, security, investigation and protection for officers and individuals. During the year ended December 31, 2015, the Company discontinued the operations of the subsidiary, CTTA, and returned the shares of CTTA.

On June 12, 2015, the Company, through an option agreement, issued 225,000,000 shares to Mr. Song Bo, to earn the mineral rights for the White Channel mineral claims located in British Columbia. The Company embarked on mineral exploration program. During the year ended December 31, 2017, the Company terminated the exploration and development of the White Channel property based on unfavorable economics of the mineral resources. The Company returned 225,000,000 shares held in trust to the Company treasury in 2020.

In 2020 the Company entered into the transportation software market, and in 2021 the Company entered into the digital healthcare services through the mode of online ordering and offline service (“O2O”). See (Note 3).

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the periods ended March 31, 2022, and 2021, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2022, or December 31, 2021.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2022, and 2021.

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

Share-based expense for the periods ended March 31, 2022, and 2021 totaled $nil and $1,519,544 respectively.

NOTE 3 – SOFTWARE TECHNOLOGIES

The Company entered into an agreement with the Software Group in January of 2020. The Company issued 32,000,000 restricted common shares to the four members of the Software Group as general consideration at a fair value of $176,000. The Company also issued 325 million common shares to an escrow agent. Pursuant to the terms of the agreement the escrow agent will transfer 125 million shares to the Software Group upon the Company receiving a working version of the software and necessary support documentation, after testing, acceptance, and license transfer of the software. Further transfer of 100 million shares held by the escrow agent will be based on gross sales of $1 million being reached in a consecutive twelve-month period within 3 years, and a further 100 million shares after gross sales of $5 million being reached in a consecutive twelve-month period within 5 years. All shares issued were restricted.

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

Under the terms of the agreement, the Company issued 425 million common shares to an escrow agent at a fair value of $4,250,000 and upon receiving a satisfactory minimum viable product version and a Beta version completed and demonstrated with necessary support documentation, the Escrow Agent will transfer the shares to Viva. A further issuance of 750 million shares will be issued upon the O2O website going fully live and operational. All shares being issued are restricted.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As of March 31, 2022, the Company had convertible notes payable totaling $249,325 (December 31, 2021 - $245,135). Convertible notes were issued on July 1, 2020, pursuant to the conversion of Notes Payable of $264,883 as of June 30, 2020 (Amounts payable December 31, 2019, of $248,103). Previously convertible notes payable consisted of the conversion of a Notes Payable in 2011 and had no interest rate and no fixed terms of repayment. The recent convertible notes payable have an interest rate of 8% commencing on January 1, 2021. The notes are convertible into common shares at $0.001 per share. Currently, the notes could be converted to 249,325,000 shares.

NOTE 5 – COMMON STOCK

As of March 31, 2022, the Company had 1,000,000,000 shares of $0.001 par value common shares authorized. On October 8, 2020, the authorized share capital was increased from 500,000,000 shares to 1,000,000,000 common shares.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended March 31, 2022, and 2021. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 7 – NOTES PAYABLE

As of March 31, 2022, the Company had notes payable of $49,919 (December 31, 2021 - $49,018). The notes are repayable to arms-length lenders for advances received by the Company starting in 2015. On June 30, 2020, the Company agreed to pay interest at the rate of 8% per annum starting on January 1, 2021. The notes payable are payable on demand. On July 1, 2020, Notes Payable of $264,883 were changed to convertible notes payable. See Note 4.

NOTE 8 – SUBSEQUENT EVENTS

On April 19, 2022, the Company issued 39,422,820 shares pursuant to the conversion of convertible notes payable at the rate of $0.001 per share. See note 4, Convertible Note Payable.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Three months ended March 31, 2022, and 2021

Our net loss for the three months ended March 31, 2022, was $35,794 as compared to a loss of $1,532,598 the three months ended March 31, 2021.

Office and general expenses consisted of filing and transfer agent fees of $1,753 (March 2021 - $1,458) rent of $450 (March 2021 - $600), legal $nil (March 2021 - $1,000) for the three months ended March 31, 2022. Demographic analysis of $21,000 was incurred in consulting fees in the current quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2022.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended March 31, 2022, report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature		Title	Date

By:	/s/Angelo Marino	President	May 16, 2022