Form 10-Q/A
period 2022-03-31
EARTH LIFE SCIENCES INC
filed 2022-05-26
CIK 1165639

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Earth Life Sciences Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the Securities and Exchange Commission on May 16, 2022 is to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q. Some minor changes were made to correct arithmetic errors.

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

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited)

	Note	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Prepaid expenses		$600	$600

Acquisition of software technology		4,426,000	4,426,000

Total assets		$4,426,600	$4,426,600

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$109,358	$78,655
Notes payable		49,919	49,018
Convertible debt		249,325	245,135
Total Liabilities		408,602	372,808

SHAREHOLDERS’ EQUITY

Common shares, authorized 1,000,000,000 shares at par value $0.001, issued and outstanding as of March 31, 2022, and December 31, 2021 - 960,468,779.		960,468	960,468
Additional paid in capital		21,666,513	21,666,513
Accumulated comprehensive income		131,859	131,859
Deficit		(18,740,842)	(18,705,048)

		4,017,998	4,053,792

Total liabilities and shareholders’ equity		$4,426,600	$4,426,600

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations Unaudited

	Three months ended March 31, 2022	Three months ended March 31, 2021
Expenses
Consulting and subcontractors	$28,500	$5,000
Interest	5,091	4,996
Office and general	2,203	3,058
Stock-based compensation	—	1,519,544
	35,794	1,532,598
Net loss for the period	(35,794)	(1,532,598)
Total comprehensive income (loss)	$(35,794)	$(1,532,598)
Loss per share, basic and diluted	$—	$—

Weighted average number of shares outstanding	960,468,779	960,468,779

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash Flows from Operating Activities

Loss for the period	$(35,794)	$(1,532,598)
Items not affecting cash:
Accrued interest	4,291	4,996
Stock-based compensation	—	1,519,544
	(30,220)	(8,058)
Changes in non-cash working capital:
Prepaid expenses	—	4,000
Accounts payable and accrued liabilities	30,703	(8,812)

Net cash provided by (used in) operating activities	(800)	(12,870)

Cash Flows from Financing Activities
Advances received from a shareholder	800	12,870

Net cash provided by financing activities	800	12,870

Cash Flows from Investing Activities

Net cash used in investing activities	—	—

Change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Interest paid	$—	$—
Income taxes paid	$—	$—
Shares issued in for debt	$—	$1,570,195

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2022.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended March 31, 2022, report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature		Title	Date

By:	/s/Angelo Marino	President	May 20, 2022