Form 10-Q
period 2022-06-30
EARTH LIFE SCIENCES INC
filed 2022-08-29
CIK 1165639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 24, 2022, the Company had issued and outstanding common share capital of 999,891,599.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period and the three months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full fiscal year.

Earth Life Sciences Inc.
Balance Sheets
As at
(unaudited)

	Note	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Prepaid expenses		$600	$600

Acquisition of software technology		4,426,000	4,426,000

Total assets		$4,426,600	$4,426,600

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		$125,558	$78,655
Notes payable		50,830	49,018
Convertible debt		213,575	245,135
		389,963	372,808

SHAREHOLDERS’ EQUITY

Common shares, authorized 1,000,000,000 shares at par value $0.001, issued and outstanding as of June 30, 2022 – 999,891,599 and December 31, 2021 - 960,468,779.		999,891	960,468
Additional paid in capital		21,967,703	21,666,513
Accumulated comprehensive income		131,859	131,859
Deficit		(19,062,816)	(18,705,048)

		4,036,637	4,053,792

Total liabilities and shareholders’ equity		$4,426,600	$4,426,600

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statement of Operations Unaudited

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Expenses
Consulting and subcontractors	$15,000	$2,260	$43,500	$7,260
Interest	4,584	5,583	9,675	10,579
Office and general	1,200	3,150	3,403	6,208
Stock-based compensation	301,190	-	301,190	1,519,544
	321,974	10,993	357,768	1,543,591
Net loss for the period	(321,974)	(10,993)	(357,768)	(1,543,591)
Total comprehensive income (loss)	$(321,974)	$(10,993)	$(357,768)	$(1,543,591)
Loss per share, basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding	976,456,923	473,354,099	976,456,923	473,354,099

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Cash Flows
(unaudited)

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash Flows from Operating Activities

Loss for the period	$(357,768)	$(1,543,591)
Items not affecting cash:
Accrued interest	9,675	10,579
Stock-based compensation	301,190	1,519,544
Items not affecting Cash, net	(46,903)	(13,468)
Changes in non-cash working capital:
Prepaid expenses	-	4,000
Accounts payable and accrued liabilities	42,070	(1,402)

Net cash provided by (used in) operating activities	(4,833)	(18,870)

Cash Flows from Financing Activities
Advances received from a shareholder	4,833	18,870

Net cash provided by financing activities	4,833	18,870

Cash Flows from Investing Activities

Net cash used in investing activities	-	-

Change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Interest paid	$-	$-
Income taxes paid	$-	$-
Shares issued in for debt	$301,190	$1,519,544

The Accompanying notes are integral part of these unaudited financial statements.

Earth Life Sciences Inc.
Statements of Changes in Shareholders’ Equity
(unaudited)

	Share Capital
	Shares	Amount	Additional paid-in capital	Deficit	Cumulative other comprehensive income	Total
Balance, January 1, 2021	464,817,339	464,817	16,321,969	(17,120,553)	131,859	(201,908)
Shares issued for debt	50,651,440	50,651	1,519,544	-	-	1,570,195
Loss for the period	-	-	-	(1,543,591)	-	(1,543,591)
Balance, June 30, 2021	515,468,779	$515,468	$17,841,513	$(18,664,144)	$131,859	$(175,304)

Balance, January 1, 2022	960,468,779	960,468	21,666,513	(18,705,048)	131,859	4,053,792
Shares issued for debt	39,422,820	39,423	301,190	-	-	340,613
Loss for the period	-	-	-	(357,768)	-	(357,768)
Balance, June 30, 2022	999,891,599	$999,891	$21,967,703	$(19,062,816)	$131,859	$4,036,637

The Accompanying notes are integral part of these unaudited financial statements.

EARTH LIFE SCIENCES INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2022

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

Other Comprehensive Income

The Company reports and displays comprehensive income and its components in the financial statements. During the periods ended June 30, 2022, and 2021, the Company recorded unrealized foreign exchange gains of $nil and $nil respectfully.

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

Deferred Income Taxes and Valuation Analysis

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2022, or December 31, 2021.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2022, and 2021.

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

Share-based expense for the periods ended June 30, 2022, and 2021 totaled $301,190 and $1,519,544 respectively.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

As of June 30, 2022, the Company had convertible notes payable totaling $213,575 (December 31, 2021 - $245,135). Convertible notes were issued on July 1, 2020, pursuant to the conversion of Notes Payable of $264,883 as of June 30, 2020 (Amounts payable December 31, 2019, of $248,103). Previously convertible notes payable consisted of the conversion of a Notes Payable in 2011 and had no interest rate and no fixed terms of repayment. The recent convertible notes payable has an interest rate of 8% commencing on January 1, 2021. The notes are convertible into common shares at $0.001 per share. Currently, the notes could be converted to 213,575,000 shares.

NOTE 5 – COMMON STOCK

As of June 30, 2022, the Company had 1,000,000,000 shares of $0.001 par value common shares authorized. On October 8, 2020, the authorized share capital was increased from 500,000,000 shares to 1,000,000,000 common shares.

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

No provision for income taxes has been provided in these financial statements due to the net loss for the periods ended June 30, 2022, and 2021. The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 7 – NOTES PAYABLE

As of June 30, 2022, the Company had notes payable of $50,830 (December 31, 2021 - $49,018). The notes are repayable to arms-length lenders for advances received by the Company starting in 2015. On June 30, 2020, the Company agreed to pay interest at the rate of 8% per annum starting on January 1, 2021. The notes payable are payable on demand. On July 1, 2020, Notes Payable of $264,883 were changed to convertible notes payable. See Note 4.

NOTE 8 – SUBSEQUENT EVENTS

Nil

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

RESULTS OF OPERATIONS

Six months ended June 30, 2022, and 2021

Our net loss for the period ended June 30, 2022, was $357,768 as compared to a loss of $1,532,598 for the six months ended June 30, 2021.

Office and general expenses consisted of filing and transfer agent fees of $2,850 (2021 - $2,808) rent of $450 ( 2021 - $2,400), legal $nil (2021 - $1,000) for the six months ended June 30, 2022. Demographic analysis of $21,000 was incurred in consulting fees in the current quarter.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

(32)	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 24, 2022.

EARTH LIFE SCIENCES INC.

By:	/s/ Angelo Marino
Angelo Marino
President

In accordance with the requirements of the Exchange Act, this Form 10-Q for the period ended June 30, 2022, report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature		Title	Date
By:	/s/Angelo Marino	President	August 24, 2022